Form 10-K
period 1993-12-31
WEST ONE BANCORP
filed 1994-03-25
CIK 351155

                                 FORM 10-K
                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1993
                       Commission file number: 0-9876

                              WEST ONE BANCORP
           (Exact name of Registrant as specified in its charter)

                Idaho                               82-0362647
       (State or other jurisdiction               (I.R.S. Employer
      of incorporation or organization)         Identification No.)

101 S. Capitol Boulevard, P.O. Box 8247, Boise, Idaho      83733
   (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (208) 383-7000

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $1.00 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X     No

Indicate by check mark if disclosure of delinquent filing pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant was $930,090,433 at February 28, 1994, based on the closing price of such stock in the over-the-counter market as reported by NASDAQ(NMS).

As of February 28, 1994, 34,932,974 shares of the Registrant's common stock, $1.00 par value, were outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1993 (1993 Annual Report to Shareholders), are incorporated by reference in Part I and Part II hereof.

Portions of the definitive proxy statement dated March 8, 1994, for the 1994 annual meeting of shareholders of the Registrant (Proxy Statement) are incorporated by reference in Part III hereof.

                     EXHIBIT INDEX IS LOCATED ON PAGE 19

                                    INDEX
                                                                  Page of This
                                                                     Report

                                    PART I

Item  1 - Business                                                           3
Item  2 - Properties                                                        11
Item  3 - Legal Proceedings                                                 11
Item  4 - Submission of Matters to a Vote of Security Holders               11
        - Executive Officers of the Registrant                              12

                                   PART II

Item  5 - Market for Registrant's Common Equity
           and Related Stockholder Matters                                  14

Item  6 - Selected Financial Data                                           14

Item  7 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              14

Item  8 - Financial Statements and Supplementary Data                       14

Item  9 - Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure                           14

                                  PART III

Item 10 - Directors and Executive Officers of the Registrant                15

Item 11 - Executive Compensation                                            15

Item 12 - Security Ownership of Certain Beneficial
           Owners and Management                                            15

Item 13 - Certain Relationships and Related Transactions                    15

                                   PART IV

Item 14 - Exhibits, Financial Statement Schedules,
           and Reports on Form 8-K                                          15

                                 SIGNATURES                                 16

                                     PART I

ITEM 1 - BUSINESS
West One Bancorp, (the Registrant) is an Idaho corporation formed in 1981 as a bank holding company subject to regulation under the Bank Holding Company Act of 1956, as amended, and is registered with the Board of Governors of the Federal Reserve System (Federal Reserve Board).

The Registrant's principal subsidiary is West One Bank, Idaho in Boise, Idaho. Other subsidiaries include West One Bank, Washington in Seattle, Washington; West One Bank, Utah in Salt Lake City, Utah; West One Bank, Oregon in Portland, Oregon; West One Bank, Oregon, S.B. in Hillsboro, Oregon; Idaho First Bank in Boise, Idaho; West One Financial Services, Inc. in Boise, Idaho; West One Trust Company in Salt Lake City, Utah; West One Trust Company, Washington in Bellevue, Washington; and West One Life Insurance Company in Boise, Idaho.

The Registrant, through its subsidiaries, provides a wide variety of financial services to corporate and institutional customers, governments, individuals, and other financial institutions. Such services include domestic commercial banking, investment and funds management, personal banking, trust operations, corporate services, mortgage banking and credit life insurance. As of December 31, 1993, the Registrant and its subsidiaries employed approximately 4,477 full-time equivalent employees.

WEST ONE BANK, IDAHO
West One Bank, Idaho (West One, Idaho) was founded in 1867 in Boise, Idaho, and was the second national bank to be established west of the Rocky Mountains. When branch banking was authorized in 1933, West One, Idaho acquired three affiliated banks, thus beginning the development of its present statewide banking organization in Idaho.

West One, Idaho is an Idaho-chartered bank supervised and regulated at the state level by the Director of the Idaho Department of Finance and at the federal level by the Federal Reserve Board. West One, Idaho is insured by the Bank Insurance Fund (BIF) and is therefore also subject to regulations issued by the FDIC. (See "Supervision and Regulation - Other Regulations.")

On January 21, 1994, West One, Idaho acquired Idaho State Bank with assets of $48 million in exchange for 133,332 shares of the Registrant's common stock. The transaction is a pooling of interests in 1994. Idaho State Bank's financial position and results of operations are not material to West One's financial position and results of operations.

Idaho is the primary market area of West One, Idaho. West One, Idaho offers a full range of commercial and personal banking and trust services. Its corporate banking department provides a broad range of customized credit products and services to middle market and large corporate borrowers. The principal industries in Idaho include agriculture, forest products, services, tourism, mining and manufacturing.

The banking business in Idaho is highly competitive. West One, Idaho competes for deposits, loans, and trust accounts with other banks and financial institutions. At December 31, 1993, West One had $3.9 billion in assets and 79 branches. Based on assets of $3.8 billion at September 30, 1993, West One, Idaho is the largest bank in Idaho. In 1993, approximately 20 banks with approximately 306 branches were actively engaged in banking in Idaho.

WEST ONE BANK, WASHINGTON
West One Bank, Washington, (West One, Washington), a full-service commercial bank, has 53 branches principally in the Puget Sound region, Yakima, Spokane and the Tri-Cities, with assets of $1.9 billion at December 31, 1993. West One, Washington is regulated by the State of Washington, and deposits are insured by the FDIC.

On December 31, 1993, West One, Washington and West One Bank, Eastern Washington (formerly Yakima Valley Bank and Ben Franklin National Bank) merged under the name West One, Washington. West One, Washington now includes the operations of the former Community Bank of Renton, First Security Bank of Tacoma, Bank of Tacoma, First Western Bank, West One Bank, Spokane, Yakima Valley Bank and Ben Franklin National Bank.

At September 30, 1993, West One, Washington and West One Bank, Eastern Washington had combined assets of $1.9 billion making it the sixth largest bank in Washington. In 1993, approximately 103 banks with approximately 1,052 branches were actively engaged in banking in Washington.

In May 1993, Ben Franklin National Bank with assets of $37 million was acquired in exchange for 206,254 shares of the Registrant's common stock. The transaction was accounted for as a pooling of interests. Ben Franklin National Bank's financial position and results of operations were not material to the Registrant's financial position and results of operations, and prior year financial statements have not been restated.

WEST ONE BANCORP, WASHINGTON
West One Bancorp, Washington, a bank holding company purchased in 1988, was merged into the Registrant on April 30, 1993.

WEST ONE BANK, UTAH
West One Bank, Utah, (West One, Utah), chartered in 1909 and acquired in November 1985, is a state-chartered, full-service commercial bank based in Salt Lake City, Utah. As of December 31, 1993, West One, Utah had 23 branches and $703 million in total assets. West One, Utah is regulated by the Federal Reserve Board, and deposits are insured by the FDIC.

At September 30, 1993, West One, Utah had $689 million in total assets making it the sixth largest bank in Utah. In 1993, approximately 50 banks with approximately 424 offices were actively engaged in banking in Utah.

WEST ONE BANK, OREGON
West One Bank, Oregon, (West One, Oregon), acquired in 1983, operates as a state-chartered, full-service commercial bank with operations concentrated in the western Oregon market area. As of December 31, 1993, West One, Oregon had 21 branches and $602 million in total assets. West One, Oregon is regulated by the State of Oregon, and deposits are insured by the FDIC.

WEST ONE BANK, OREGON, S.B.
West One Bank, Oregon, S.B., acquired in 1991, is a state-chartered, full-service savings bank based in Hillsboro, Oregon. As of December 31, 1993, West One Bank, Oregon, S.B. had 14 branches and $428 million in total assets. West One Bank, Oregon, S.B. is regulated by the State of Oregon, and deposits are insured by the FDIC.

West One, Oregon and West One Bank, Oregon, S.B. combined had total assets of $1.0 billion as of September 30, 1993, making it the fifth largest bank in Oregon.

IDAHO FIRST BANK
Idaho First Bank was formed by the Registrant in 1989. Idaho First Bank is an Idaho-chartered bank supervised and regulated at the state level by the Director of the Idaho Department of Finance and at the federal level by the Federal Reserve Board. Idaho First Bank, which is insured by the BIF, offers electronic banking services to the Registrant's cardholders through the affiliates' automated teller machine (ATM) network (AWARD); Cirrus/Mastercard, STAR System, and Exchange NW (Oregon and Washington) ATM; and ACCEL and Explore on-line debit point-of-sale networks; VISA and Mastercard credit cards; merchant bankcard and VISA Check Card Services. As of December 31, 1993, Idaho First Bank had $216 million in total assets.

As of December 31, 1993, the ATM network totaled 189 branch and retail ATMs, including 74 in Idaho, 58 in Washington, 29 in Oregon, and 5 in Nevada.

WEST ONE FINANCIAL SERVICES, INC.
West One Financial Services, Inc. services residential and commercial mortgage portfolios for long-term investors. Total loans serviced, including loans serviced for the Registrant's affiliates, were $2.2 billion as of December 31, 1993.

WEST ONE TRUST COMPANY
West One Trust Company, acquired by the Registrant in 1982, operates offices in Salt Lake City, Utah and Portland, Oregon. West One Trust Company provides fiduciary, investment management and related services for corporate, institutional and individual clients.

WEST ONE TRUST COMPANY, WASHINGTON
West One Trust Company, Washington, formed by the Registrant in 1991, is a state-chartered trust company based in Bellevue, Washington. West One Trust Company, Washington provides fiduciary, investment management and related services for corporate, institutional and individual clients.

WEST ONE LIFE INSURANCE COMPANY
West One Life Insurance Company underwrites credit life and credit disability policies for borrowers of West One Bancorp affiliates.

WEST ONE BANCORP, THE PARENT COMPANY
The Parent Company provides a variety of services to affiliates. Through its Data Processing Center in Boise, the Registrant processes demand deposit accounts, savings accounts, installment credit loans, commercial loans and real estate loans for a majority of its subsidiaries. Most branches have on-line teller terminals which provide direct access to the centralized computer system and permit faster processing of customer transactions.

SUPERVISION AND REGULATION
The Registrant's banking subsidiaries are affected by the policies of regulatory authorities, including the monetary policy of the Federal Reserve Board. In order to mitigate recessionary and inflationary pressures, the Federal Reserve Board uses a variety of money supply management techniques, including engaging in open market operations in United States Government securities, changing the discount rate on member bank borrowings, and changing reserve requirements against member bank deposits. The impact of current economic conditions on the policies of the Federal Reserve Board and other regulatory authorities and their effect on the future business and earnins of the Registrant cannnot be predicted with assurance.

The Registrant is subject to regulation under the Bank Holding Company Act of 1956, as amended. Under that Act, the Registrant is required to obtain the approval of the Federal Reserve Board before it may acquire all or substantially all of the assets of any bank or ownership or control of any voting securities of any bank not already majority owned if, after giving effect to the acquisition, the Registrant would own or control more than five percent of the voting shares of such bank.

The Bank Holding Company Act of 1956 generally does not permit the Federal Reserve Board to approve an acquisition by a bank holding company of voting shares or assets of a bank located outside the state in which the operations of its banking subsidiaries are principally conducted unless the acquisition is specifically authorized by the statutes of the states in which the banks are located. Each of the states in the Registrant's marketing area have adopted legislation that permits bank acquisition by out-of-state bank holding companies, with certain restrictions.

The Bank Holding Company Act of 1956 also prohibits, with certain exceptions, the Registrant from engaging in or acquiring direct or indirect control of more than five percent of the voting shares of any company engaged in nonbanking activities. One of the principal exceptions to this prohibition applies to activities found by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto. Some of the activities which the Federal Reserve Board has determined by regulation to be closely related to banking are: mortgage banking, certain data processing operations, personal property leasing on a full payout basis and operation of a consumer finance business. The Registrant is not subject to territorial restrictions on the operations of nonbank subsidiaries.

The Registrant and its subsidiaries are prohibited from engaging in certain "tie-in" arrangements in connection with extensions of credit or provision of any property or service. Also, the Registrant's banking subsidiaries are subject to restrictions on loans to the Registrant or its subsidiaries, investments in stock or other securities of the Registrant or its subsidiaries, or advances to any borrower collateralized by such stock or other securities.

In December 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), which substantially revises the bank regulatory and funding provisions of the Federal Deposit Insurance Act and makes revisions to several other federal banking statutes.

In addition to establishing minimum capital requirements, FDICIA directs that each federal banking agency prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, a maximum ratio of classified assets to capital and such other standards as the agency deems appropriate.

FDICIA also contains a variety of other provisions that may affect the operations of the Registrant including new reporting requirements, revised regulatory standards for real estate lending, "truth in savings" provisions, and the requirement that a depository institution give 90 days' notice to customers and regulatory authorities before closing any branch.

STATISTICAL INFORMATION
The statistical information is included herein or is incorporated by reference from the following pages of the Registrant's 1993 Annual Report to Shareholders.

                                                      Page Number
                                               Annual Report
Disclosure                                   to Shareholders  Form 10-K
I.  Distribution of Assets, Liabilities
    and Shareholders' Equity; Interest
    Rates and Interest Differential                18-19

II. Investment Portfolio                           37            8

III.Loan Portfolio                                 20-21         9-10

IV .Summary of Loan Loss Experience                23-25         10
                                                   and 38

V.  Deposits                                       22-23         11

VI. Return on Equity and Assets                    14

VII.Short-Term Borrowings                          40

II. INVESTMENT PORTFOLIO
The book value of securities at December 31 follows:

                                                                                       Book Value
  (Dollars in thousands)                                              1993                 1992             1991
  Available for sale:
        United States Treasury securities                         $  292,078           $   18,373       $     -
        United States Government agencies                            261,487               31,061             -
        Mortgage-backed securities                                   298,695               68,750             -
        Other                                                        208,390               42,805             -

        Total available for sale                                  $1,060,650           $  160,989       $     -

  Held to maturity:

        United States Treasury securities                         $        -           $  287,732       $  245,525
        United States Government agencies                                  -              281,852          292,826
        State and municipal bonds                                    565,165              362,110          209,548
        Mortgage-backed securities                                         -              343,236          292,875
        Other                                                              -              221,550          179,097

        Total held to maturity                                       565,165            1,496,480        1,219,871

        Total securities                                          $1,625,815           $1,657,469       $1,219,871


III. LOAN PORTFOLIO

Total loans, net of unearned income, at December 31 follow:

(Dollars in thousands)                 1993             1992             1991             1990              1989
Real estate                        $2,150,835       $1,734,076       $1,179,101       $1,083,381        $  954,487
Commercial, financial
   and agricultural                 1,996,865        1,787,451        1,379,891        1,292,733         1,166,383
Consumer                            1,038,678          875,203          797,076          797,877           718,927
Leases                                168,119          135,183          141,383          118,226            95,173

     Total                         $5,354,497       $4,531,913       $3,497,451       $3,292,217        $2,934,970


Loans outstanding at December 31, 1993, (other than consumer and mortgage loans, and leases which are ordinarily on a term basis with installment repayment requirements) segregated by maturity ranges follow:

                                                                 Commercial,
                                                               Financial and
                                                                Agricultural
Maturity of loans

One year or less                                                  $1,337,517
Over one year but less
  than five years                                                    555,395
Over five years                                                      103,953

     Total                                                        $1,996,865


Sensitivity of loans to changes
   in interest rates - loans
   due after one year
Fixed rate                                                        $  242,344
Floating rate                                                        417,004

     Total                                                        $  659,348


A loan or lease is placed on nonaccrual status when timely collection of interest becomes doubtful. Interest payments received on nonaccrual loans and leases are applied to principal if collection of principal is doubtful or reflected as interest income on a cash basis. Loans and leases are removed from nonaccrual status when they are current and collectibility of principal and interest is no longer doubtful.

Income foregone on nonaccrual and restructured loans, net of tax, was $1,086,000, $1,650,000 and $3,662,000 for the years ended December 31, 1993,
1992 and 1991, respectively.

United States dollar denominated, interest bearing short-term investments located in foreign banks including United States branches of foreign banks, exceeding .75% of total assets follows:

(Dollars in thousands)
COUNTRY                  1993               1992            1991
Japan                   $  -               $  -            $72,000
Canada                     -                85,000            -
United Kingdom             -                57,400            -

IV. SUMMARY OF LOAN LOSS EXPERIENCE

The allowance for credit losses by category and the percentage of gross loans by category to total loans for the past five years follow:
(Dollars in thousands)               Commercial,
                                     Financial and
                   Real Estate       Agricultural        Consumer          Leases        Unallocated       Total
1993
Amount                $30,100           $27,900           $14,500         $2,400               $23         $74,923
Percent                 40.18%            37.24%            19.35%          3.20%              .03%            100%

1992
Amount                $26,100           $26,900           $13,200         $2,000               $43         $68,243
Percent                 38.25%            39.42%            19.34%          2.93%              .06%            100%

1991
Amount                $17,900           $20,900           $12,100         $2,100               $48         $53,048
Percent                 33.74%            39.40%            22.81%          3.96%              .09%            100%

1990
Amount                $15,700           $18,800           $11,600         $1,700               $23         $47,823
Percent                 32.83%            39.31%            24.26%          3.55%              .05%            100%

1989
Amount                $16,200           $19,700           $12,200         $1,600               $55         $49,755
Percent                 32.56%            39.59%            24.52%          3.22%              .11%            100%

V. DEPOSITS

Time certificates of deposits $100,000 and over as of December 31, 1993, segregated by maturity ranges follow:

(Dollars in thousands)                             Within    Three         Six to         Over
                                                    Three    To Six        Twelve        Twelve
                                                   Months    Months        Months        Months      Total
Time certificates $100,000 and over              $201,040  $ 88,532      $ 75,844      $105,127     $470,543


ITEM 2 - PROPERTIES
The Registrant's main office, owned by West One, Idaho, is located in a 19-story building in downtown Boise, Idaho. The building, completed in 1978, contains approximately 285,000 square feet of which approximately 172,000 square feet are utilized by the Registrant and the remainder is leased or available for lease to others. In addition, the Registrant owns 73 of 77 branch buildings in Idaho, 16 of 22 branch buildings in Utah, 16 of 33 branch buildings in Oregon, 35 of 51 branch buildings in Washington, and 8 of 28 support service buildings. Remaining facilities are leased from others for terms expiring between 1994 and 2017.


ITEM 3 - LEGAL PROCEEDINGS
Various legal proceedings arising in the normal course of business are pending against subsidiaries of the Registrant. In the opinion of management, the resulting liability, if any, from these proceedings will not have a material impact on the Registrant's financial position or results of operations.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders of the Registrant during the quarter ended December 31, 1993.

EXECUTIVE OFFICERS OF THE REGISTRANT
The names, positions, ages and background of the executive officers of the Registrant, as of January 1, 1994, are set forth below:

      Name                                        Position                                      Age
Daniel R. Nelson                     Chairman of the Board of Directors                          56
                                     and Chief Executive Officer of the Registrant

D. Michael Jones                     President and Director of the Registrant                    51

Robert J. Lane                       Executive Vice President of the Registrant                  48
                                     and President and Chief Executive Officer
                                     of West One, Idaho

Scott M. Hayes                       Executive Vice President and Chief                          46
                                     Financial Officer of the Registrant

Terrance J. Dobson                   Executive Vice President of the Registrant                  53

Dwight V. Board                      Senior Vice President, Secretary and General                49
                                     Counsel of the Registrant

Jim A. Peterson                      Senior Vice President, Controller and Principal             38
                                     Accounting Officer of the Registrant

   Mr. Nelson joined the Registrant in 1984. He was named an Executive Vice President of the Registrant in 1984 and elected President and Chief Operating Officer of the Registrant in 1985. In August, 1986, he was elected Chairman and Chief Executive Officer of West One, Idaho. In January, 1987, Mr. Nelson was elected Chairman of the Board and Chief Executive Officer of the Registrant. Mr. Nelson serves as a Chairman of the Board of West One, Idaho and a Director of the Registrant; West One, Idaho; and West One, Washington; and also as an officer of the Registrant and West One, Idaho.

   Mr. Jones joined the Registrant in 1987. He was elected President of the Registrant in 1987. Mr. Jones serves as Chairman of the Board of West One, Washington and a Director of the Registrant; West One, Utah; West One, Oregon; and West One, Washington.

   Mr. Lane joined West One, Idaho in 1983 as Vice President and Senior Credit Officer. In 1985, he was elected President of West One Financial Services. Later that same year, he was elected President and Chief Operating Officer of West One, Idaho and also became a Director of West One, Idaho. In 1987, he was named President and Chief Executive Officer of West One, Idaho. Mr. Lane was elected Executive Vice President of the Registrant in January 1991.

   Mr. Hayes joined West One, Idaho in 1981 as Vice President of Money Desk operations. In 1985, he was elected Vice President of the Registrant, and in 1986 he was elected a Senior Vice President of the Registrant. In 1987, he was named Executive Vice President and Chief Financial Officer of the Registrant.

   Mr. Dobson joined the Registrant in 1990 as Executive Vice President of the Capital Management Group. From 1987 through 1990, Mr. Dobson was with U.S. Bancorp as Senior Vice President of Corporate Development and then Executive Vice President of the Investment Services Group.

   Mr. Board joined West One, Idaho in 1971 as Legal Counsel. In 1981, he was elected Vice President, Secretary and General Counsel of the Registrant. He was elected Senior Vice President of the Registrant in 1990.

   Mr. Peterson joined the Registrant in 1982. In January, 1987, he was elected Vice President of the Registrant. In 1990, he was elected Vice President and Controller. He was elected Senior Vice President and Controller in January 1993, and serves as principal accounting officer of the Registrant.

The executive officers of the Registrant also serve as officers and/or Directors of several other affiliated companies.

                                   PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS Items relating to market price for the Registrant's common equity and related stockholder matters included in the 1993 Annual Report to Shareholders at the pages indicated, are herein incorporated by reference.

                                                     Page of 1993 Annual
                                                    Report to Shareholders

Shareholders' Equity and Capital Adequacy                       15

Quarterly Common Stock Statistics                              16

Shareholders' Equity, Note 9                                    43

Regulatory Requirements and Restrictions, Note 14              50


ITEM 6 - SELECTED FINANCIAL DATA
Selected Financial Data of the Registrant on page 12 of the 1993 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations set forth on pages 13-26 of the 1993 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements and Report of Independent Public Accountants listed in the Index to Financial Statements and Schedules on page 15 of this Annual Report on Form 10-K and included in the 1993 Annual Report to Shareholders are incorporated herein by reference. Quarterly Financial Data on page 27 of the 1993 Annual Report to Shareholders is incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no changes in accountants within the last 24 months, nor were there reportable disagreements with the Registrant's independent public accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                  PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information on pages 2-4 in the March 8, 1994 Proxy Statement is incorporated herein by reference. Reference is made to "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K for additional information regarding the executive and management officers of the Registrant. There are no family relationships among the directors or the executive and management officers.

ITEM 11 - EXECUTIVE COMPENSATION
The information on pages 6-10 in the March 8, 1994 Proxy Statement is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information regarding security ownership of certain beneficial owners and management included in the March 8, 1994 Proxy Statement on pages 4-5 is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information in the sixth paragraph on page 5 in the March 8, 1994, Proxy Statement is incorporated herein by reference.


                                   PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)     Financial Statements:
           The consolidated financial statements incorporated by reference in this Annual Report on Form 10-K are listed in the Index to Financial Statements and Schedules on page 18 herein.

   (2)     Financial Statement Schedules:
           See the Index to Financial Statements and Schedules on page 18.

   (3) The exhibits filed herewith are listed in the Exhibit Index on pages 19 and 20 herein.

(b) There were no current reports on Form 8-K filed by the Registrant during the last quarter of the year ended December 31, 1993.

(c) Each management contract compensation plan and arrangement required to be filed is an exhibit to this report as listed in item 10, Executive Compensation Plans and Arrangements and Other Management Contracts, in the Exhibit Index on page 19 herein.

                                 SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  3/24/94                                WEST ONE BANCORP
                                              Registrant

                                              By /s/ Scott M. Hayes
                                                 Scott M. Hayes
                                                 Executive Vice President
                                                 and Chief Financial Officer

                                               By /s/ Jim A. Peterson
                                                 Jim A. Peterson
                                                 Senior Vice President and
                                                 Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Signature                                  Title                       Date
*/s/ Daniel R. Nelson          Chairman and Chief Executive          3/24/94
Daniel R. Nelson               Officer and Director
                               (Principal Executive Officer)

                               President & Director
D. Michael Jones


/s/ Scott M. Hayes             Executive Vice President and          3/24/94
Scott M. Hayes                 Chief Financial Officer
                               (Principal Financial Officer)

/s/ Jim A. Peterson            Senior Vice President and             3/24/94
Jim A. Peterson                Controller
                               (Principal Accounting Officer)

*/s/ Harry Bettis              Director                              3/24/94
Harry Bettis


                               Director
Norma Cugini


*/s/ William J. Deasy          Director                              3/24/94
William J. Deasy


*/s/ John B. Fery              Director                              3/24/94
John B. Fery

SIGNATURES (continued)



*/s/ Stuart A. Hall            Director                              3/24/94
Stuart A. Hall


*/s/ Jack B. Little            Director                              3/24/94
Jack B. Little


*/s/ Warren E. McCain          Director                              3/24/94
Warren E. McCain


*/s/ Douglas W. McCallum       Director                              3/24/94
Douglas W. McCallum


*/s/ Allen T. Noble            Director                              3/24/94
Allen T. Noble


                               Director
Philip B. Soulen



*By /s/ Dwight V. Board                                              3/24/94
    Dwight V. Board, Attorney-in-fact

Manually signed Power of Attorney authorizing Dwight V. Board to sign the Annual Report on Form 10-K for the fiscal year ended December 31, 1993, as Attorney-in-fact for certain directors and officers of the Registrant is included herein as Exhibit 24.

                           INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

FINANCIAL STATEMENTS
The following consolidated financial statements and Report of Independent Public Accountants included in the 1993 Annual Report to Shareholders at the pages indicated, are incorporated herein by reference.

                                                                   Page of 1993 Annual
                                                                  Report to Shareholders
West One Bancorp and Subsidiaries -

    Consolidated Balance Sheets at December 31, 1993 and 1992           28-29

    Consolidated Statements of Income for the years ended
      December 31, 1993, 1992 and 1991                                  30

    Consolidated Statements of Shareholders' Equity for the
      years ended December 31, 1993, 1992 and 1991                      31

    Consolidated Statements of Cash Flows for the years ended
      December 31, 1993, 1992 and 1991                                  32-33


    Notes to Consolidated Financial Statements                          34-52



Report of Independent Public Accountants                                53


Financial Statement Schedules

    All schedules have been omitted because the information is either not required, not applicable, not present in amounts sufficient to require submission of the schedule, or is included in the financial statements or notes thereto.

EXHIBIT INDEX

Exhibit
Number         Description

3-A            Amended Articles of Incorporation of the Registrant

3-B Bylaw Amendment and Amended Bylaws of the Registrant Incorporated by reference to Exhibit 3-B to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

4 Shareholder Rights Plan. Incorporated by reference to Exhibit 4-B to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989 as amended by Form 8-A dated October 15, 1992.

               Registrant agrees to furnish copies of instruments relating to its long-term notes payable, the total amount of which does not exceed 10% of the total Consolidated Assets of the Registrant and its subsidiaries, to the Commission upon request.

10             Executive Compensation Plans and Arrangements and Other
               Management Contracts:

10-A           Executive Compensation Program

10-B           The Executive Incentive Program of the Registrant, as amended.
               Incorporated by reference to Exhibit 10-B to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

10-C           Registrant's Executive Deferred Compensation Plan, as amended.
               Incorporated by reference to Exhibit 10-C to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

10-D Form of Employment Agreements between Registrant and certain key employees. Incorporated by reference to Exhibit 10-E to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

10-E Form of Indemnification Agreement dated June 16, 1988, entered into by the Registrant with each of its Directors. Incorporated by reference to Exhibit 19 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1988.

10-F The 1991 Performance and Equity Incentive Plan of the Registrant. Incorporated by reference to Exhibit 10-F to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

10-G Deferred Compensation Plan for Outside Directors of the Registrant. Incorporated by reference to Exhibit 10-G to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

Exhibit
Number      Description

11          Statement regarding computation of per share earnings.

13          Portions of the Registrant's 1993 Annual Report to Shareholders.

21          List of subsidiaries of the Registrant.

23          Consent of independent public accountants.

24          Power of Attorney of Certain Officers and Directors of Registrant.