Form 10-Q
period 1994-03-31
WEST ONE BANCORP
filed 1994-05-10
CIK 351155

                                      FORM 10-Q

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.   20549


(Mark One)
  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR (15d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended March 31, 1994

                                           OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to


                        Commission file number 0-9876



                               WEST ONE BANCORP



          Idaho                                     82-0362647

(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

      101 South Capitol Boulevard,  P.O. Box 8247,  Boise, Idaho   83733

  (Address of principal executive offices)                      (Zip Code)

                               (208) 383-7000

               (Registrant's telephone number, including area code)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                 Yes   X       No



                       APPLICABLE ONLY TO CORPORATE ISSUERS:

        At April 25, 1994, 35,002,193 shares of the registrant's common stock, $1 par value, were outstanding.


                        EXHIBIT INDEX IS LOCATED ON PAGE 9

CONSOLIDATED BALANCE SHEETS
WEST ONE BANCORP AND SUBSIDIARIES (Unaudited)
                                                                 March 31,    March 31, December 31,
(Dollars in thousands)                                             1994         1993         1993
                                                               -----------  -----------  -----------
Assets
Cash and due from banks                                          $452,096     $393,713     $450,384
Due from banks - interest bearing                                   3,000       75,100          599
Federal funds sold, securities purchased under
agreements to resell and other                                    133,152        2,955       14,055
                                                               -----------  -----------  -----------
Securities:
Available for sale                                                994,006      184,596    1,060,650
Held to maturity                                                  575,576    1,599,775      565,165
                                                               -----------  -----------  -----------
Total securities                                                1,569,582    1,784,371    1,625,815
                                                               -----------  -----------  -----------
Loans:
Real estate                                                     2,185,034    1,716,745    2,150,835
Commercial and agricultural                                     2,024,951    1,813,349    1,996,865
Consumer                                                        1,061,828      912,660    1,038,678
Leases                                                            158,843      148,333      168,119
                                                               -----------  -----------  -----------
Total loans                                                     5,430,656    4,591,087    5,354,497
Allowance for credit losses                                       (77,204)     (70,718)     (74,923)
                                                               -----------  -----------  -----------
Net loans                                                       5,353,452    4,520,369    5,279,574
                                                               -----------  -----------  -----------
Premises and equipment                                            122,692      120,035      122,828
Interest receivable                                                53,352       49,620       50,141
Other assets                                                      126,488      125,039      127,957
                                                               -----------  -----------  -----------
Total assets                                                   $7,813,814   $7,071,202   $7,671,353
                                                               ===========  ===========  ===========
Liabilities
Deposits:
Noninterest bearing                                            $1,191,396     $969,295   $1,260,869
Interest bearing demand                                           734,430      670,198      729,247
Regular and money market savings                                2,030,402    1,834,207    1,971,211
Time certificates under $100,000                                1,503,643    1,607,587    1,505,177
Time certificates $100,000 and over                               619,703      450,075      470,543
                                                               -----------  -----------  -----------
Total deposits                                                  6,079,574    5,531,362    5,937,047
Federal funds purchased and securities
sold under agreements to repurchase                               368,518      707,990      568,295
Other short-term borrowings                                       500,548      100,551      330,609
Long-term debt                                                    115,112      117,208      116,460
Other liabilities                                                 110,658      105,150       95,376
                                                               -----------  -----------  -----------
Total liabilities                                               7,174,410    6,562,261    7,047,787
                                                               -----------  -----------  ------

Shareholders' equity
Common stock - $1.00 par value; 75,000,000 shares
authorized; 34,967,500, 32,389,108 and 34,718,731
shares outstanding                                                 34,968       32,389       34,719
Capital surplus                                                   313,850      250,565      304,413
Retained earnings                                                 287,348      225,987      275,351
Unrealized gain on securities, net of tax                           3,238           -         9,083
                                                               -----------  -----------  -----------
Total shareholders' equity                                        639,404      508,941      623,566
                                                               -----------  -----------  -----------
Total liabilities and shareholders' equity                     $7,813,814   $7,071,202   $7,671,353
                                                               ===========  ===========  ===========

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF INCOME
WEST ONE BANCORP AND SUBSIDIARIES (Unaudited)
                                                          For the quarter ended,
                                                                March 31,
(Dollars in thousands, except per share data)              1994           1993
                                                        ---------      ---------
Interest income
Loans                                                   $105,543        $93,865
Short-term investments                                       441            863
Interest and dividends on securities:
United States Treasury and
Government agencies                                        6,615          8,771
State and municipal bonds                                  7,157          5,429
Mortgage-backed securities                                 3,509          6,425
Other                                                      2,721          4,067
                                                        ---------      ---------
Total interest income                                    125,986        119,420
                                                        ---------      ---------
Interest expense
Deposits                                                  37,862         42,146
Federal funds purchased and securities
sold under agreements to repurchase                        3,684          3,905
Other short-term borrowings                                2,177            965
Long-term debt                                             1,761          2,519
                                                        ---------      ---------
Total interest expense                                    45,484         49,535
                                                        ---------      ---------
Net interest income                                       80,502         69,885
Provision for credit losses                                3,989          3,092
                                                        ---------      ---------
Net interest income after
provision for credit losses                               76,513         66,793
                                                        ---------      ---------
Noninterest income
Trust fees and commissions                                 3,543          3,237
Service charges on deposit accounts                        8,984          8,424
Other service charges, fees and commissions               10,624          9,205
Other                                                      3,287          2,297
Securities losses                                           (158)            (8)
                                                        ---------      ---------
Total noninterest income                                  26,280         23,155
                                                        ---------      ---------
Noninterest expense
Employee compensation and benefits                        34,038         31,378
Outside services                                           7,464          6,189
Equipment                                                  5,483          4,971
Net occupancy                                              4,718          5,003
Insurance and miscellaneous taxes                          4,762          4,096
Marketing                                                  2,474          2,049
Postage and courier                                        2,347          2,021
Supplies                                                   1,799          1,859
Telephone                                                  1,784          1,516
Other                                                      5,604          5,019
                                                        ---------      ---------
Total noninterest expense                                 70,473         64,101
                                                        ---------      ---------

Income before taxes                                       32,320         25,847
Provision for income taxes                                 9,405          7,682
                                                        ---------      ---------
Net income                                               $22,915        $18,165
                                                        =========      =========
Primary earnings per share                                  $.65           $.55
Fully diluted earnings per share                             .62            .53
Dividends declared per share                                 .18             -
                                                        =========      =========

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
WEST ONE BANCORP AND SUBSIDIARIES (Unaudited)
                                                                         For the three months ended
                                                                                    March    31,
(Dollars in thousands)                                                            1994         1993
                                                                             ---------    ---------
Cash flows from operating activities:
Net income                                                                    $22,915      $18,165
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for credit losses                                                     3,989        3,092
Depreciation of premises and equipment                                          3,986        3,991
Amortization and accretion of premiums and discounts                            2,963        3,579
Amortization of intangible and other assets                                     2,734        2,626
Originations of real estate loans held for sale                              (101,434)     (54,221)
Proceeds from real estate loans sold                                          116,160       73,443
Net gain on sale of real estate loans                                            (414)        (113)
Net loss on sale of securities                                                    158            8
Purchase of trading account securities                                        (14,197)     (13,449)
Sale of trading account securities                                             14,406       14,904
Change in assets and liabilities:
Interest receivable                                                            (2,663)        (107)
Other assets                                                                      656       (5,160)
Other liabilities                                                                 945       10,281
                                                                             ---------    ---------
Net cash provided by operating activities                                      50,204       57,039
                                                                             ---------    ---------
Cash flows from investing activities:
Change in other short-term investments, maturities less than 90 days         (119,952)     111,200
Purchase of securities available for sale                                    (112,050)      (9,976)
Maturity of securities available for sale                                     101,752       14,308
Sale of securities available for sale                                          89,827          --
Purchase of securities held to maturity                                       (16,815)    (212,720)
Maturity of securities held to maturity                                        14,498      102,218
Change in net loans and leases                                                (77,866)     (79,445)
Purchase of premises and equipment                                             (2,755)      (3,458)
Sale of premises and equipment                                                     65           19
Additions to intangible assets                                                   (641)        (776)
Sale of other real estate owned                                                 2,076          608
Cash provided by acquisition                                                   10,251          --
                                                                             ---------    ---------
Net cash used by investing activities                                        (111,610)     (78,022)
                                    -4-                                         ---------    ---------

Cash flows from financing activities:
Change in deposits                                                             98,053     (104,977)
Change in short-term borrowings, maturities less than 90 days                 (32,260)     (18,321)
Proceeds from short-term borrowings                                             5,277       20,710
Payments on short-term borrowings                                              (2,970)      (3,902)
Payments on long-term debt                                                     (1,349)        (690)
Proceeds from issuance of common stock                                          2,616          920
Cash dividends paid                                                            (6,249)      (4,206)
                                                                             ---------    ---------
Net cash provided (used) by financing activities                               63,118     (110,466)
                                                                             ---------    ---------
Net increase (decrease) in cash and due from banks                              1,712     (131,449)
Cash and due from banks - January 1                                           450,384      525,162
                                                                             ---------    ---------
Cash and due from banks - March 31                                           $452,096     $393,713
                                                                             =========    =========
Supplemental information:
Interest paid                                                                  44,511       48,146
Income taxes paid                                                               2,035        2,894
Noncash activities:
Reclassification of securities available for sale                                 --        28,248
Securities purchased not settled                                               16,345       24,171
Loans held for sale transferred to the loan portfolio                          10,443        4,272
Loan charge-offs                                                                4,509        3,267
Transfer of loans to other real estate owned                                    3,090          677
Tax benefit of stock options exercised                                            405           37
Dividends declared not paid                                                     6,294          --
Acquisition:
Investments                                                                    17,532          --
Loans                                                                          18,081          --
Premises and equipment                                                          1,191          --
Deposits                                                                       44,474          --
Equity                                                                          2,086          --
                                                                             =========    =========

The accompanying notes are an integral part of the financial statements.

                                    -5-
PAGE

NOTES TO QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS
West One Bancorp and Subsidiaries


        These statements are unaudited financial statements and should be read in conjunction with the 1993 Annual Report of West One Bancorp and Subsidiaries (West One). All adjustments (consisting only of normal recurring accruals and the acquisitions as discussed below) which are, in the opinion of management, necessary to present fairly the consolidated financial position and results of operations have been made in the accompanying financial statements. Related historical data has been adjusted for the August 1993 two-for-one stock split.

RECLASSIFICATION

        Certain reclassifications of 1993 amounts were made in order to conform to the 1994 presentation, none of which affect previously reported net income.

ACQUISITIONS

        On January 21, 1994, Idaho State Bank with assets of $50 million was acquired in exchange for 133,332 shares of West One Bancorp common stock. The transaction was accounted for as a pooling of interests. Because Idaho State Bank's operations and financial position are immaterial to West One's results of operations and financial position, historic data has not been restated.

        On May 28, 1993, West One Bancorp acquired all outstanding common stock of Ben Franklin National Bank in exchange for 206,254 shares of West One Bancorp common stock. The combination was accounted for as a pooling of interests. Since Ben Franklin National Bank's results of operations and financial position is immaterial to West One's results of operations and financial position, historic financial data was not restated.

OTHER EVENTS

        During the first quarter of 1994, West One implemented Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," which did not have a material effect on West One's financial condition, results of operations or the related disclosures.

        On March 14, 1994, West One Bancorp announced the signing of a definitive agreement under which West One Bancorp will acquire Valley
Commercial Bank, a two-branch, $64 million bank located in Clarkston, Washington. The number of shares of West One Bancorp's common stock to be received by the shareholders of Valley Commercial Bank will be determined by a formula in which the purchase price (approximately one and one-half times book value one month prior to closing) is divided by the average market price of West One common stock for ten consecutive trading days ending 20 days preceding the acquisition date.

        On April 15, 1994, West One acquired ten Far West Savings Bank branches in Oregon with approximately $179 million of deposits from the Resolution Trust Corporation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PERFORMANCE SUMMARY

        West One Bancorp reported net income of $22.9 million for the first quarter of 1994, the highest quarterly earnings in the Corporation's history and a 26% increase from the $18.2 million earned in the same quarter of 1993. Net income per share was $.62 for the current quarter compared to $.53 for the first quarter of 1993. The earnings gain was attributable to higher net interest income reflecting a wider net interest margin and an improvement in the volume and composition of earning assets. West One achieved a return on average assets of 1.22% and a return on average shareholders' equity of 14.91% in the first quarter of 1994.

        The first quarter results were attributable to strength in core
operations as loans increased and net interest margin improved.   Capital
growth and a further decline in nonperforming assets strengthened the balance sheet. In April 1994, the Corporation expanded its presence in Oregon through the purchase of ten Far West Savings Bank branches from the Resolution Trust Corporation. The acquisition provides an entrance to seven new Oregon markets, an opportunity to realize savings through consolidation in one market and expands West One's presence in strategic locations in the key Portland market. During the first quarter of 1994, West One acquired Idaho State Bank, a seven-branch institution with assets of $50 million, and entered into a definitive agreement to acquire Valley Commercial Bank, a two-branch institution with assets of $64 million in Clarkston, Washington.

        West One's service area of Idaho, Washington, Oregon and Utah continued to outperform the national economy in the first quarter of 1994. During the first two months of the year, more than 19,000 net new jobs were added to the regional payroll with gains posted in all four states. Utah and Idaho ranked second and third, respectively, in the nation in nonfarm employment growth during the last year. Residential construction remained strong as the number of authorized permits for residential dwelling units increased during the first two months nearly 42% over last year. Strong gains in residential dwelling units were reported in each of the four states. A resurgence in activity was evident in Washington as the state registered a 38% increase after a year of relatively flat residential construction activity. A high level of net inmigration in all four states is expected to continue to fuel housing starts in 1994. Commercial construction is also contributing to the economic strength of the region. The average commercial real estate vacancy rates were 5.0% in Boise, 12.8% in Seattle, 11.7% in Portland and 11.4% in Salt Lake City, significantly below the national average vacancy rate of 17%.

NET INTEREST INCOME AND MARGIN

        Taxable equivalent net interest income was $85.6 million in the first quarter of 1994, up 15.5% from the same period last year. Earning assets averaged $6.9 billion during the current quarter, an 11% increase from the same quarter in 1993. Average loans increased 20% over the same period. Loans accounted for 77% of earning assets in the current quarter compared to 71% in the same quarter last year. Higher volumes and an improved mix of earning assets contributed to a 21 basis point improvement in net interest margin to 5.00% in the first quarter of 1994 compared to 4.79% in the same quarter last year. Loans increased at an annualized rate of 10% from the fourth quarter of 1993 to the first quarter of 1994 despite the seasonal decline of agricultural loans. Net interest margin increased 4 basis points over the same period.

ASSET QUALITY

        Credit quality strengthened further in the first quarter of 1994 as nonperforming assets declined 20% from a year ago to $26.4 million at March 31, 1994, representing only .34% of total assets. Credit loss allowance coverage of nonperforming loans increased to 365% at March 31, 1994, up from 305% a year ago. West One provided $4.0 million for credit losses in the first quarter of 1994 compared to $3.1 million for the same quarter of 1993. Net charge-offs totaled $2.5 million or .19% of average loans in the first quarter of 1994
compared to .06% of average loans in the corresponding quarter last year.   The
allowance for credit losses was $77.2 million at March 31, 1994, up from $70.7 million a year ago.

NONINTEREST INCOME AND EXPENSE

        Noninterest income increased 13.5% to $26.3 million in the first quarter of 1994 compared to the first quarter of 1993. The increase was attributable to bankcard income, mortgage banking revenues, brokerage commissions and service charges.

        Noninterest expense totaled $70.5 million in the first quarter of 1994, a 10% increase from the $64.1 million reported in the same quarter of 1993.
The increase was attributable to internal and acquisition related growth. Noninterest expense for the first quarter of 1994 was 4% below such expenses in the fourth quarter of 1993. The efficiency ratio, defined as noninterest expense as a percent of total revenues, improved to 63% in the first quarter of 1994, down from 66% in the same quarter last year. The ratio also improved from the 65% recorded in the fourth quarter of 1993 as West One rapidly progresses towards its efficiency ratio target of 60%.

CAPITAL ADEQUACY

        Shareholders' equity was $639.4 million at March 31, 1994, a 26% increase from a year ago, and represented 8.18% of assets compared to 7.20% last year. Capital adequacy levels established by the Federal Reserve Board require minimum leverage, Tier 1 and total capital ratios of 3%, 4% and 8%, respectively. In addition, regulators deem a financial institution well capitalized, the highest rating available, when leverage, Tier 1 and total capital ratios total at least 5%, 6% and 10%, respectively. West One's leverage, Tier 1 and total capital ratios were 7.87%, 9.85% and 12.13%, respectively, at March 31, 1994 compared to 6.77%, 8.66% and 11.14% at March
31, 1993.

                                     PART II  -  OTHER INFORMATION



ITEM 1.         LEGAL PROCEEDINGS

                Various legal proceedings arising in the normal course of business are pending against West One and its subsidiaries.
                In the opinion of management, liability, if any, resulting from these proceedings will not have a material impact on West One's financial position or results of operations.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                The Annual Shareholders' Meeting of West One Bancorp was held on April 14, 1994. The following matters were voted on by the shareholders:

                Proposal No. 1: Election of four Class III members of the Board of Directors with the votes cast as follows:

                                                                      Broker
                                        In Favor       Withheld     Non-votes
                William J. Deasy        28,387,050     234,878        39,993
                Daniel R. Nelson        28,581,407      37,692        42,822
                Allen T. Noble          28,583,937      38,236        39,748
                Philip B. Soulen        28,583,027      37,104        41,790

                The other directors whose term of office continued after the meeting are: Harry Bettis, Norma Cugini, John B. Fery, Stuart
                A. Hall, D. Michael Jones, Jack B. Little, Warren E. McCain and Douglas W. McCallum.

                Proposal No. 2: Ratification of selection of Coopers & Lybrand as the Corporation's Independent Certified Public Accountants for the current fiscal year ending December 31, 1994:


                         In favor               Against              Abstain
                        28,508,812              55,020                98,089

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

                (a) Exhibit 11 - Statement regarding computation of per share earnings - Page 11.

                (b) Reports on Form 8-K - No reports were filed on Form 8-K for the quarter ended March 31, 1994.

                                             SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.


                                                     WEST ONE BANCORP

Date:    May 9, 1994





                                                     /s/  Scott M. Hayes
                                                        Scott M. Hayes
                                                  Executive Vice President and
                                                    Chief Financial Officer






                                                     /s/  Jim A. Peterson
                                                        Jim A. Peterson
                                                     Senior Vice President
                                                        and Controller
                                                 (Principal Accounting Officer)