Form 10-Q
period 1994-06-30
WEST ONE BANCORP
filed 1994-08-10
CIK 351155

                                 FORM 10-Q

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549


(Mark One)
  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR (15d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1994

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



                   APPLICABLE ONLY TO CORPORATE ISSUERS:

        At July 28, 1994, 35,121,643 shares of the registrant's common stock, $1 par value, were outstanding.


                    EXHIBIT INDEX IS LOCATED ON PAGE 9

CONSOLIDATED BALANCE SHEETS
WEST ONE BANCORP AND SUBSIDIARIES (Unaudited)
                                                                   June 30,     June 30,   December 31,
(Dollars in thousands)                                                1994         1993         1993
                                                                  -----------  -----------  -----------
Assets
Cash and due from banks                                             $412,589     $465,140     $450,384
Due from banks - interest bearing                                      1,700        1,480          599
Federal funds sold, securities purchased under
agreements to resell and other                                       137,321        2,551       14,055
                                                                  -----------  -----------  -----------
Securities:
Available for sale                                                 1,029,817      159,009    1,060,650
Held to maturity                                                     603,736    1,523,743      565,165
                                                                  -----------  -----------  -----------
Total securities                                                   1,633,553    1,682,752    1,625,815
                                                                  -----------  -----------  -----------
Loans:
Real estate                                                        2,268,506    1,886,201    2,150,835
Commercial and agricultural                                        2,160,629    2,013,722    1,996,865
Consumer                                                           1,092,395      956,726    1,038,678
Leases                                                               149,941      153,368      168,119
                                                                  -----------  -----------  -----------
Total loans                                                        5,671,471    5,010,017    5,354,497
Allowance for credit losses                                          (78,202)     (71,822)     (74,923)
                                                                  -----------  -----------  -----------
Net loans                                                          5,593,269    4,938,195    5,279,574
                                                                  -----------  -----------  -----------
Premises and equipment                                               125,026      125,137      122,828
Interest receivable                                                   50,870       49,456       50,141
Other assets                                                         137,342      127,126      127,957
                                                                  -----------  -----------  -----------
Total assets                                                      $8,091,670   $7,391,837   $7,671,353
                                                                  ===========  ===========  ===========
Liabilities
Deposits:
Noninterest bearing                                               $1,177,294   $1,088,297   $1,260,869
Interest bearing demand                                              710,342      676,912      729,247
Regular and money market savings                                   2,130,398    1,845,385    1,971,211
Time certificates under $100,000                                   1,584,783    1,583,393    1,505,177
Time certificates $100,000 and over                                  711,897      481,686      470,543
                                                                  -----------  -----------  -----------
Total deposits                                                     6,314,714    5,675,673    5,937,047
Federal funds purchased and securities
sold under agreements to repurchase                                  528,554      553,412      568,295
Other short-term borrowings                                          373,393      428,566      330,609
Long-term debt                                                       129,142      119,714      116,460
Other liabilities                                                     90,322       84,871       95,376
                                                                  -----------  -----------  -----------
Total liabilities                                                  7,436,125    6,862,236    7,047,787
                                                                  -----------  -----------  -----------
Shareholders' equity
Common stock - $1.00 par value; 75,000,000 shares
authorized; 35,070,083, 32,690,448 and 34,718,731
shares outstanding                                                    35,070       32,690       34,719
Capital surplus                                                      316,187      254,401      304,413
Retained earnings                                                    306,959      242,510      275,351
Unrealized gain on securities, net of tax                             (2,671)          -         9,083
                                                                  -----------  -----------  -----------
Total shareholders' equity                                           655,545      529,601      623,566
                                                                  -----------  -----------  -----------
Total liabilities and shareholders' equity                        $8,091,670   $7,391,837   $7,671,353
                                                                  ===========  ===========  ===========

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF INCOME
WEST ONE BANCORP AND SUBSIDIARIES (Unaudited)
                                                                  For the quarter ended,   For the six  months ended,
                                                                        June 30,                      June 30,
(Dollars in thousands, except per share data)                      1994           1993           1994           1993
                                                                ---------      ---------      ---------      ---------
Interest income
Loans                                                           $113,499        $98,544       $219,042       $192,409
Short-term investments                                               981            286          1,422          1,149
Interest and dividends on securities:
United States Treasury and
Government agencies                                                7,677          8,172         14,292         16,943
State and municipal bonds                                          7,557          6,202         14,714         11,631
Mortgage-backed securities                                         3,871          6,320          7,380         12,745
Other                                                              2,372          4,299          5,093          8,366
                                                                ---------      ---------      ---------      ---------
Total interest income                                            135,957        123,823        261,943        243,243
                                                                ---------      ---------      ---------      ---------
Interest expense
Deposits                                                          41,452         40,454         79,314         82,600
Federal funds purchased and securities
sold under agreements to repurchase                                5,189          4,900          8,873          8,805
Other short-term borrowings                                        2,898          1,610          5,075          2,575
Long-term debt                                                     1,814          2,054          3,575          4,573
                                                                ---------      ---------      ---------      ---------
Total interest expense                                            51,353         49,018         96,837         98,553
                                                                ---------      ---------      ---------      ---------
Net interest income                                               84,604         74,805        165,106        144,690
Provision for credit losses                                        3,787          3,414          7,776          6,506
                                                                ---------      ---------      ---------      ---------
Net interest income after
provision for credit losses                                       80,817         71,391        157,330        138,184
                                                                ---------      ---------      ---------      ---------
Noninterest income
Trust fees and commissions                                         3,803          3,507          7,346          6,744
Service charges on deposit accounts                                9,913          9,196         18,897         17,620
Other service charges, fees and commissions                       11,917         10,303         22,541         19,508
Other                                                              4,816          2,320          8,103          4,617
Securities gains (losses)                                           (327)            36           (485)            28
                                                                ---------      ---------      ---------      ---------
Total noninterest income                                          30,122         25,362         56,402         48,517
                                                                ---------      ---------      ---------      ---------
Noninterest expense
Employee compensation and benefits                                35,001         30,946         69,039         62,324
Outside services                                                   8,112          7,002         15,576         13,191
Equipment                                                          5,621          5,452         11,104         10,423
Net occupancy                                                      5,027          4,670          9,745          9,673
Insurance and miscellaneous taxes                                  4,701          4,345          9,463          8,441
Marketing                                                          2,468          2,576          4,942          4,625
Postage and courier                                                2,398          2,136          4,745          4,157
Supplies                                                           1,859          1,773          3,658          3,632
Telephone                                                          1,812          1,552          3,596          3,068
Other                                                              5,848          5,611         11,452         10,630
                                                                ---------      ---------      ---------      ---------
Total noninterest expense                                         72,847         66,063        143,320        130,164
                                                                ---------      ---------      ---------      ---------
Income before taxes                                               38,092         30,690         70,412         56,537
Provision for income taxes                                        12,169          9,876         21,574         17,558
                                                                ---------      ---------      ---------      ---------
Net income                                                       $25,923        $20,814        $48,838        $38,979
                                                                =========      =========      =========      =========
Primary earnings per share                                          $.73           $.63          $1.38          $1.18
Fully diluted earnings per share                                     .69            .60           1.31           1.13
Dividends declared per share                                         .18           .155            .36           .155
                                                                =========      =========      =========      =========

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
WEST ONE BANCORP AND SUBSIDIARIES (Unaudited)
                                                                             For the six months ended
                                                                                    June 30,
(Dollars in thousands)                                                              1994         1993
                                                                               ---------    ---------
Cash flows from operating activities:
Net income                                                                      $48,838      $38,979
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for credit losses                                                       7,776        6,506
Depreciation of premises and equipment                                            8,038        7,764
Amortization and accretion of premiums and discounts                              5,830        7,129
Amortization of intangible and other assets                                       5,650        5,422
Originations of real estate loans held for sale                                (170,331)    (191,692)
Proceeds from real estate loans sold                                            199,256      159,970
Net gain on sale of real estate loans                                            (2,228)      (1,167)
Net loss (gain) on sale of securities                                               485          (28)
Purchase of trading account securities                                          (33,253)     (16,790)
Sale of trading account securities                                               28,755       17,449
Change in assets and liabilities:
Interest receivable                                                                (181)         529
Other assets                                                                      4,817      (10,857)
Other liabilities                                                               (10,975)       8,400
                                                                               ---------    ---------
Net cash provided by operating activities                                        92,477       31,614
                                                                               ---------    ---------
Cash flows from investing activities:
Change in short-term investments, maturities less than 90 days                 (117,739)     187,689
Purchase of securities available for sale                                      (316,625)      (9,976)
Maturity of securities available for sale                                       200,897       39,679
Sale of securities available for sale                                           150,482          --
Purchase of securities held to maturity                                         (59,362)    (314,396)
Maturity of securities held to maturity                                          19,414      268,403
Change in net loans and leases                                                 (336,177)    (427,510)
Purchase of premises and equipment                                               (9,193)     (11,765)
Sale of premises and equipment                                                      141           63
Additions to intangible assets                                                   (6,653)      (4,859)
Sale of other real estate owned                                                   4,482        6,050
Cash provided by acquisition                                                    172,322        2,019
                                                                               ---------    ---------
Net cash used by investing activities                                          (298,011)    (264,603)
                                                                               ---------    ---------

Cash flows from financing activities:
Change in deposits                                                              160,110        7,074
Change in short-term borrowings, maturities less than 90 days                     6,006      167,476
Proceeds from short-term borrowings                                              34,075       22,914
Payments on short-term borrowings                                               (37,310)     (19,811)
Additions to long-term debt                                                      20,000       27,500
Payments on long-term debt                                                       (7,320)     (25,687)
Proceeds from issuance of common stock                                            4,722        2,727
Cash dividends paid                                                             (12,544)      (9,226)
                                                                               ---------    ---------
Net cash provided by financing activities                                       167,739      172,967
                                                                               ---------    ---------
Net decrease in cash and due from banks                                         (37,795)     (60,022)
Cash and due from banks - January 1                                             450,384      525,162
                                                                               ---------    ---------
Cash and due from banks - June 30                                              $412,589     $465,140
                                                                               =========    =========
Supplemental information:
Interest paid                                                                    96,534       98,870
Income taxes paid                                                                25,172       18,995
Noncash activities:
Reclassification of securities available for sale                                   --        28,248
Securities purchased not settled                                                 10,568        5,575
Loans held for sale transferred to the loan portfolio                            16,036       17,855
Loan charge-offs                                                                  8,986        7,726
Transfer of loans to other real estate owned                                      5,543          969
Tax benefit of stock options exercised                                              776           96
Dividends declared not paid                                                       6,313        5,073
Acquisitions:
Investments                                                                      17,532       10,123
Loans                                                                            18,081       21,819
Premises and equipment                                                            1,191          612
Intangible assets                                                                11,249           --
Deposits                                                                        217,557       32,260
Equity                                                                            2,086        3,041
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

ACQUISITIONS

        On April 15, 1994, West One Bancorp acquired ten Far West Federal Savings Bank branches in Oregon with deposits of $173 million from the Resolution Trust Corporation. The transaction was accounted for as a purchase.

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

OTHER EVENTS

        On May 9, 1994, West One Bancorp announced the signing of a definitive agreement under which West One Bancorp will acquire National Security Bank Holding Company and its subsidiary, National Security Bank, a five-branch, $133 million bank located in Newport, Oregon. The agreement calls for an exchange of West One Bancorp common stock for all the outstanding shares of National Security Bank Holding Company common stock. The number of shares issued is dependent upon the purchase price and a calculated average market price for West One Bancorp common stock. The transaction is subject to various regulatory and shareholder approvals.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PERFORMANCE SUMMARY

     West One Bancorp reported net income of $25.9 million for the second quarter of 1994, the highest quarterly earnings in the Corporation's history and a 25% increase from the $20.8 million earned in the second quarter of 1993. Net income per share was $.69 for the current quarter compared to $.60 for the same quarter last year. The increase in earnings was attributable to higher net interest income reflecting a wider net interest margin and an improvement in the volume and composition of earning assets. West One achieved a return on average assets of 1.31% and a return on average shareholders' equity of 16.15% in the second quarter of 1994 compared to 1.15% and 16.16%, respectively, for the second quarter of 1993.

     West One's strong second quarter results were primarily attributable to the ability to maintain a stable net interest margin despite economic uncertainty fueled by speculation regarding the Federal Reserve Board's monetary policy. The continuation of double digit loan growth and dynamic regional economic conditions resulted in higher net interest income. Net interest margin was maintained even though no loans were acquired with the April 15, 1994 acquisition of $173 million of deposits from Far West Savings Bank in Oregon. Further expansion in Oregon is planned with the acquisition of National Security Bank Holding Company, a five-branch institution with assets of $133 million.

     West One's service area of Idaho, Washington, Oregon and Utah continued to outperform the national economy in the second quarter of 1994. During the first two months of the quarter, nearly 16,000 new nonfarm jobs were added to the regional payroll, with gains posted in all four states. Utah and Idaho ranked second and third in the nation in nonfarm employment growth during the past year. Idaho, Washington and Utah each reported annual gains in employment in both manufacturing and service sectors. Washington's gains have been limited to the service sector due to declines in aerospace employment. Residential construction permit activity declined nationally during the second quarter as a result of rising interest rates; however, the number of housing units authorized in all four states remained above second quarter 1993 averages. Annual gains in dwelling unit permits were 12% in Washington, 19% in Oregon, 22% in Idaho and 55% in Utah.

NET INTEREST INCOME AND MARGIN

     Taxable equivalent net interest income was $89.9 million in the second quarter of 1994, up 13% from the same period last year. Earning assets averaged $7.2 billion during the quarter, a 10% increase from the same quarter in 1993. Average loans increased 15% over the same period. Loans accounted for 77% of earning assets in the current quarter compared to 73% in the second quarter of 1993. Loan growth and an improved mix of earning assets contributed to a 16 basis point improvement in net interest margin to 4.98% in the second quarter of 1994 compared to 4.82% in the same quarter last year. Loans increased at an annualized rate of 13% from the first to second quarter of 1994. Taxable equivalent net interest income for the first six months of 1994 totaled $175.5 million, an increase of 14% from the same period in 1993, as the net interest margin increased 18 basis points to 4.99% and earning assets grew 10%.

ASSET QUALITY

     Asset quality continued to improve in the second quarter of 1994 as nonperforming assets declined 27% from a year ago to $23.4 million at June 30, 1994, representing only .29% of total assets. Nonperforming assets were $26.4 million at March 31, 1994 and $28.4 million at December 31, 1993. Credit loss allowance coverage of nonperforming loans increased to 437% at June 30, 1994, from 261% a year ago. West One provided $3.8 million for credit losses in the second quarter of 1994 compared to $3.4 million for the same quarter of 1993. Net charge-offs totaled $2.8 million or .20% of average loans in the second quarter of 1994 compared to .22% of average loans in the corresponding quarter last year. The allowance for credit losses was $78.2 million at June 30, 1994, up 9% from $71.8 million a year ago. For the six months ended June 30, 1994, West One provided $7.8 million for credit losses compared to $6.5 million for the first six months of 1993. Net charge-offs totaled $5.2 million or .19% of average loans for the first six months of 1994 compared to $3.3 million or .14% of average loans in the first half of 1993.

NONINTEREST INCOME AND EXPENSE

     Noninterest income increased $4.8 million or 19% to $30.1 million in the second quarter of 1994 compared to the second quarter of 1993. The increase included $1.7 million of interest income from Federal income tax receivables, representing the settlement of prior years' tax litigation. Excluding the income tax settlement and net losses on the sale of investment securities, noninterest income for the quarter was 13% above the same quarter last year due primarily to bankcard income, brokerage commissions and service charges.

     Noninterest income for the first six months of 1994 totaled $56.4 million and exceeded the prior year by 16%. Excluding the income tax settlement and net losses on the sale of investment securities, year-to-date noninterest income increased 14%.

     Noninterest expense increased 10% to $72.8 million in the second quarter of 1994 and 10% to $143.3 million in the first six months of 1994 compared to the corresponding periods of 1993. The increases were primarily attributable to growth. Excluding the impact of 1994 acquisitions, noninterest expense increased 8% in the second quarter and the first half of 1994 compared to the same periods last year.

     West One also progressed during the quarter in achieving its stated objective of reducing the efficiency ratio to 60% by the end of 1994. The efficiency ratio improved to 60.53% in the second quarter of 1994 from 63.13% in the same quarter last year and 62.91% in the first quarter of 1994.

CAPITAL ADEQUACY

     Shareholders' equity was $655.5 million at June 30, 1994, a 24% increase from a year ago and represented 8.10% of assets compared to 7.16% last year. Capital adequacy levels established by the Federal Reserve Board require minimum leverage, Tier 1 and total capital ratios of 3%, 4% and 8%, respectively. In addition, regulators deem a financial institution well capitalized, the highest rating available, when leverage, Tier 1 and total capital ratios total at least 5%, 6% and 10%, respectively. West One's leverage, Tier 1 and total capital ratios were 7.75%, 9.74% and 11.94%, respectively, at June 30, 1994 compared to 6.79%, 8.56% and 10.98% at June 30, 1993.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                (a) Exhibit 11 - Statement regarding computation of per share earnings - Page 11.

                (b) Reports on Form 8-K - No reports were filed on Form 8-K for the quarter ended June 30, 1994.

                               SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.


                                       WEST ONE BANCORP

Date:    August 10, 1994





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