Form 10-Q
period 1994-09-30
WEST ONE BANCORP
filed 1994-11-10
CIK 351155

FORM 10-Q

	                          UNITED STATES
	               SECURITIES AND EXCHANGE COMMISSION
	                    Washington, D.C.   20549


(Mark One)
  X  	QUARTERLY REPORT PURSUANT TO SECTION 13 OR (15d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

	For the quarterly period ended September 30, 1994

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


	APPLICABLE ONLY TO CORPORATE ISSUERS:

	At October 28, 1994, 35,609,518 shares of the registrant's common stock, $1 par value, were outstanding.


            	   EXHIBIT INDEX IS LOCATED ON PAGE 9

CONSOLIDATED BALANCE SHEETS (Unaudited)
WEST ONE BANCORP AND SUBSIDIARIES
                                                                       September 30,       December 31,
(Dollars in thousands)                                              1994          1993          1993
                                                                -----------   -----------   -----------
Assets
Cash and due from banks                                           $512,807      $386,450      $450,384
Due from banks - interest bearing                                      699         1,379           599
Federal funds sold, securities purchased under
agreements to resell and other                                      60,418         7,482        14,055
                                                                -----------   -----------   -----------
Securities:
Available for sale                                               1,040,237       382,221     1,060,650
Held to maturity                                                   600,329     1,223,160       565,165
                                                                -----------   -----------   -----------
Total securities                                                 1,640,566     1,605,381     1,625,815
                                                                -----------   -----------   -----------
Loans:
Real estate                                                      2,383,539     2,049,712     2,150,835
Commercial and agricultural                                      2,176,550     1,980,136     1,996,865
Consumer                                                         1,123,140       991,512     1,038,678
Leases                                                             156,228       154,851       168,119
                                                                -----------   -----------   -----------
Total loans                                                      5,839,457     5,176,211     5,354,497
Allowance for credit losses                                        (79,417)      (73,136)      (74,923)
                                                                -----------   -----------   -----------
Net loans                                                        5,760,040     5,103,075     5,279,574
                                                                -----------   -----------   -----------
Premises and equipment                                             124,992       123,043       122,828
Interest receivable                                                 61,512        53,394        50,141
Other assets                                                       147,066       141,487       127,957
                                                                -----------   -----------   -----------
Total assets                                                    $8,308,100    $7,421,691    $7,671,353
                                                                ===========   ===========   ===========
Liabilities
Deposits:
Noninterest bearing                                             $1,335,355    $1,101,653    $1,260,869
Interest bearing demand                                            714,385       694,880       729,247
Regular and money market savings                                 2,063,256     1,907,066     1,971,211
Time certificates under $100,000                                 1,688,429     1,546,940     1,505,177
Time certificates $100,000 and over                                757,598       449,302       470,543
                                                                -----------   -----------   -----------
Total deposits                                                   6,559,023     5,699,841     5,937,047
Federal funds purchased and securities
sold under agreements to repurchase                                458,917       573,245       568,295
Other short-term borrowings                                        326,794       377,900       330,609
Long-term debt                                                     188,044       117,393       116,460
Other liabilities                                                   90,956       101,958        95,376
                                                                -----------   -----------   -----------
Total liabilities                                                7,623,734     6,870,337     7,047,787
                                                                -----------   -----------   -----------
Shareholders' equity
Common stock - $1.00 par value; 75,000,000 shares
authorized; 35,555,744, 32,894,154 and 34,718,731
shares outstanding                                                  35,556        32,894        34,719
Capital surplus                                                    320,950       259,311       304,413
Retained earnings                                                  333,228       259,149       275,351
Unrealized (loss) gain on securities, net of tax                    (5,368)           -          9,083
                                                                -----------   -----------   -----------
Total shareholders' equity                                         684,366       551,354       623,566
                                                                -----------   -----------   -----------
Total liabilities and shareholders' equity                      $8,308,100    $7,421,691    $7,671,353
                                                                ===========   ===========   ===========

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
WEST ONE BANCORP AND SUBSIDIARIES
                                                   For the quarter ended,   For the nine months ended,
                                                      September 30,                 September 30,
(Dollars in thousands, except per share data)       1994           1993           1994           1993
                                                 ---------      ---------      ---------      ---------
Interest income
Loans                                            $122,203       $104,172       $341,245       $296,581
Short-term investments                                586            106          2,008          1,255
Interest and dividends on securities:
United States Treasury and
Government agencies                                 8,662          7,260         22,954         24,203
State and municipal bonds                           7,770          6,528         22,484         18,159
Mortgage-backed securities                          3,900          4,964         11,280         17,709
Other                                               2,158          3,610          7,251         11,976
                                                 ---------      ---------      ---------      ---------
Total interest income                             145,279        126,640        407,222        369,883
                                                 ---------      ---------      ---------      ---------
Interest expense
Deposits                                           46,970         39,487        126,284        122,087
Federal funds purchased and securities
sold under agreements to repurchase                 5,983          4,302         14,856         13,107
Other short-term borrowings                         2,810          2,537          7,885          5,112
Long-term debt                                      2,230          1,843          5,805          6,416
                                                 ---------      ---------      ---------      ---------
Total interest expense                             57,993         48,169        154,830        146,722
                                                 ---------      ---------      ---------      ---------
Net interest income                                87,286         78,471        252,392        223,161
Provision for credit losses                         3,046          3,894         10,822         10,400
                                                 ---------      ---------      ---------      ---------
Net interest income after
provision for credit losses                        84,240         74,577        241,570        212,761
                                                 ---------      ---------      ---------      ---------
Noninterest income
Trust fees and commissions                          3,526          3,480         10,872         10,224
Service charges on deposit accounts                10,171          9,260         29,068         26,880
Other service charges, fees and commissions        12,897         10,571         35,438         30,079
Other                                               2,128          2,858         10,231          7,475
Securities gains (losses)                            (327)           339           (812)           367
                                                 ---------      ---------      ---------      ---------
Total noninterest income                           28,395         26,508         84,797         75,025
                                                 ---------      ---------      ---------      ---------
Noninterest expense
Employee compensation and benefits                 36,385         32,739        105,424         95,063
Outside services                                    8,132          7,268         23,708         20,459
Equipment                                           5,075          5,670         16,179         16,093
Net occupancy                                       5,356          4,907         15,101         14,580
Insurance and miscellaneous taxes                   4,932          4,269         14,395         12,710
Marketing                                           2,514          2,475          7,456          7,100
Postage and courier                                 2,442          2,071          7,187          6,228
Supplies                                            1,767          1,770          5,425          5,402
Telephone                                           2,020          1,787          5,616          4,855
Other                                               5,874          5,917         17,326         16,547
                                                 ---------      ---------      ---------      ---------
Total noninterest expense                          74,497         68,873        217,817        199,037
                                                 ---------      ---------      ---------      ---------
Income before taxes                                38,138         32,212        108,550         88,749
Provision for income taxes                         11,077         10,437         32,651         27,995
                                                 ---------      ---------      ---------      ---------
Net income                                        $27,061        $21,775        $75,899        $60,754
                                                 =========      =========      =========      =========
Primary earnings per share                           $.76           $.65          $2.14          $1.84
Fully diluted earnings per share                      .72            .62           2.03           1.75
Dividends declared per share                          .18           .155            .54            .31
                                                 =========      =========      =========      =========

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
WEST ONE BANCORP AND SUBSIDIARIES
                                                                            For the nine months ended
                                                                                   September 30,
(Dollars in thousands)                                                              1994         1993
                                                                               ---------    ---------
Cash flows from operating activities:
Net income                                                                      $75,899      $60,754
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for credit losses                                                      10,822       10,400
Depreciation of premises and equipment                                           12,193       11,696
Amortization and accretion of premiums and discounts                              8,483       10,703
Amortization of intangible and other assets                                       8,595        8,080
Originations of real estate loans held for sale                                (220,808)    (318,341)
Proceeds from real estate loans sold                                            248,046      281,056
Net gain on sale of real estate loans                                            (2,740)      (1,073)
Net loss (gain) on sale of securities                                               813         (339)
Purchase of trading account securities                                          (68,271)     (34,173)
Sale of trading account securities                                               68,881       28,201
Change in assets and liabilities:
Interest receivable                                                             (10,191)      (3,409)
Other assets                                                                     (4,462)     (18,448)
Other liabilities                                                                  (298)      15,894
                                                                               ---------    ---------
Net cash provided by operating activities                                       126,962       51,001
                                                                               ---------    ---------
Cash flows from investing activities:
Change in short-term investments, maturities less than 90 days                  (36,702)     189,490
Purchase of securities available for sale                                      (481,190)     (60,622)
Maturity of securities available for sale                                       263,157       54,570
Sale of securities available for sale                                           253,218       54,489
Purchase of securities held to maturity                                         (62,538)    (374,083)
Maturity of securities held to maturity                                          25,564      385,538
Change in net loans and leases                                                 (481,977)    (592,524)
Purchase of premises and equipment                                              (12,564)     (14,456)
Sale of premises and equipment                                                      228          821
Additions to intangible assets                                                   (8,984)      (6,621)
Sale of other real estate owned                                                   6,016        8,109
Cash provided by acquisition                                                    175,874        2,019
                                                                               ---------    ---------
Net cash used by investing activities                                          (359,898)    (353,270)
                                                                               ---------    ---------

Cash flows from financing activities:
Change in deposits                                                              349,340       31,242
Change in short-term borrowings, maturities less than 90 days                  (106,069)      82,582
Proceeds from short-term borrowings                                              37,324      118,954
Payments on short-term borrowings                                               (44,912)     (62,111)
Additions to long-term debt                                                      80,000       27,500
Payments on long-term debt                                                       (8,309)     (28,009)
Proceeds from issuance of common stock                                            6,844        7,692
Cash dividends paid                                                             (18,859)     (14,293)
                                                                               ---------    ---------
Net cash provided by financing activities                                       295,359      163,557
                                                                               ---------    ---------
Net increase (decrease) in cash and due from banks                               62,423     (138,712)
Cash and due from banks - January 1                                             450,384      525,162
                                                                               ---------    ---------
Cash and due from banks - September 30                                         $512,807     $386,450
                                                                               =========    =========
Supplemental information:
Interest paid                                                                   150,981      147,572
Income taxes paid                                                                39,436       29,589
Noncash activities:
Reclassification of securities available for sale                                   --       270,503
Securities purchased not settled                                                    --         7,327
Loans held for sale transferred to the loan portfolio                            22,772       22,774
Loan charge-offs                                                                 13,861       12,110
Transfer of loans to other real estate owned                                      8,256        2,659
Tax benefit of stock options exercised                                              829          226
Dividends declared not paid                                                       6,400        5,099
Acquisitions:
Investments                                                                      45,727       10,123
Loans                                                                            43,069       21,819
Premises and equipment                                                            2,028          612
Intangible assets                                                                11,249           --
Deposits                                                                        272,636       32,260
Equity                                                                           10,369        3,041
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

ACQUISITIONS

	On September 2, 1994, West One Bancorp acquired all the outstanding shares of Valley Commercial Bank, a two-branch $64 million bank headquartered in Clarkston, WA, in exchange for 404,523 shares of West One Bancorp common stock. The transaction was accounted for as a pooling of interests. Since Valley Commercial Bank's results of operations and financial position are immaterial to West One's results of operations and financial position, historic data has not been restated.

	On April 15, 1994, West One Bancorp acquired ten Far West Federal Savings Bank branches in Oregon with deposits of $173 million from the Resolution Trust Corporation. The transaction was accounted for as a purchase.

	On January 21, 1994, Idaho State Bank with assets of $50 million was acquired in exchange for 133,332 shares of West One Bancorp common stock. The transaction was accounted for as a pooling of interests. Because Idaho State Bank's results of operations and financial position are immaterial to West One's results of operations and financial position, historic data has not been restated.

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

OTHER EVENTS

	On May 9, 1994, West One Bancorp announced the signing of a definitive agreement under which West One Bancorp will acquire National Security Bank Holding Company and its subsidiary, National Security Bank, a five-branch, $133 million bank located in Newport, Oregon. The agreement calls for an exchange of West One Bancorp common stock for all the outstanding shares of National Security Bank Holding Company common stock. The number of shares issued is dependent upon the purchase price and a calculated average market price for West One Bancorp common stock. The transaction is expected to be completed in mid-November 1994.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

PERFORMANCE SUMMARY

West One Bancorp reported net income of $27.1 million for the third quarter of 1994, the highest quarterly earnings in the Corporation's history and a 24% increase from the $21.8 million earned in the third quarter of 1993. Net income per share was $.72 for the current quarter compared to $.62 for the same quarter last year. Improved earnings were attributable to loan growth and a wider net interest margin. West One achieved a return on average assets of 1.32% and a return on average shareholders' equity of 16.04% in the third quarter of 1994 compared to 1.16% and 16.10%, respectively, for the third quarter of 1993.

The regional economy in West One's service area of Idaho, Washington, Oregon and Utah continued to expand and outperform the national economy during the third quarter of 1994. Employment increases were recorded in all states except Washington. Although declines in government and construction reduced the total job count in Washington, the important manufacturing sector indicated renewed strength as employment increased during the third quarter following several quarters of decline attributable to the aerospace sector. The labor supply remained exceptionally constricted in Utah and Idaho as new job creation ranked these two states first and third, nationally, during the third quarter. Residential construction activity remained vigorous in all four states, matching second quarter levels but slightly below the peak recorded during the first quarter of 1994. Oregon's important high technology sector is booming, with significant investments in new facilities and plant expansions announced in recent months. Projections indicate that Oregon's high technology sector will replace lumber and wood products as the state's largest employment sector by 1996.

NET INTEREST INCOME AND MARGIN

Taxable equivalent net interest income was $92.6 million in the third quarter of 1994, up 11% from the same period last year. Earning assets averaged $7.4 billion during the quarter, a 10% increase from the same quarter in 1993. Average loans increased 13% over the same period as strong growth was recorded in real estate, consumer, commercial and agricultural loans across all four states. Loans increased to 77.5% of earning assets in the current quarter compared to 75.5% in the third quarter of 1993. Loan growth and an improved mix of earning assets contributed to a net interest margin of 4.96% in the third quarter of 1994, up from 4.92% in the same quarter last year. Loans increased at an annualized rate of 14% from the second to third quarters of 1994 due to double digit increases in real estate, consumer, commercial and agricultural loans. Net interest margin was stable despite increases in national money market rates. Taxable equivalent net interest income for the first nine months of 1994 totaled $268.1 million, an increase of 13% from the same period in 1993, as net interest margin increased 13 basis points to 4.98% and earning assets grew 10%.

ASSET QUALITY

Excellent asset quality favorably impacted third quarter results. Net charge-offs declined to .18% of average loans compared to .20% in the corresponding quarter last year. West One provided $3.0 million for credit losses in the third quarter of 1994 compared to $3.9 million for the same quarter of 1993. Nonperforming assets declined 6% from a year ago to $26.4 million at September 30, 1994, representing .32% of total assets and .45% of loans and other real estate owned. Credit loss allowance coverage of nonperforming loans increased to 407% at September 30, 1994, up from 308% a year ago. The allowance for credit losses was $79.4 million at September 30, 1994, up 9% from $73.1 million a year ago. For the nine months ended September 30, 1994, West One provided $10.8 million for credit losses compared to $10.4 million for the first nine months of 1993.

NONINTEREST INCOME AND EXPENSE

Noninterest income was $28.4 million in the third quarter of 1994, up 7% from the third quarter of 1993. Other service charges, fees and commissions increased due to real estate servicing fees and bankcard income. Other income declined as higher mortgage rates curtailed real estate loan origination activity. Noninterest income for the nine months ended September 30, 1994 totaled $84.8 million and exceeded the prior year by 13%. Year-to-date results included $1.7 million of interest on a Federal income tax settlement reported during the second quarter of 1994.

Noninterest expense increased 8% to $74.5 million in the third quarter of 1994 and 9% to $217.8 million in the first nine months of 1994 compared to the corresponding periods of 1993. The increases were attributable to acquisitions and internal growth. Excluding the impact of 1994 acquisitions, noninterest expense increased 5% in the third quarter of 1994.

CAPITAL ADEQUACY

Shareholders' equity was $684 million at September 30, 1994, a 24% increase from a year ago and represented 8.24% of assets compared to 7.43% last year. Capital adequacy levels established by the Federal Reserve Board require minimum leverage, Tier 1 and total capital ratios of 3%, 4% and 8%, respectively. In addition, regulators deem a financial institution well-capitalized, the highest rating available, when leverage, Tier 1 and total capital ratios total at least 5%, 6% and 10%, respectively. West One's leverage, Tier 1 and total capital ratios were 7.98%, 10.05% and 12.26%, respectively, at September 30, 1994 compared to 6.90%, 8.69% and 11.08%, respectively, at September 30, 1993.

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

		(a)	Exhibit 11 - Statement regarding computation of per
share earnings - Page 11.

		(b)	Reports on Form 8-K - No reports were filed on Form
8-K for the quarter ended September 30, 1994.

SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.


					WEST ONE BANCORP

Date:    November 10, 1994





					    /s/  Scott M. Hayes
					       Scott M. Hayes
					 Executive Vice President and
					   Chief Financial Officer






					    /s/  Jim A. Peterson
					       Jim A. Peterson
					    Senior Vice President
					       and Controller
					(Principal Accounting Officer)