Form 10-K/A
period 1994-12-31
WEST ONE BANCORP
filed 1995-03-22
CIK 351155

FORM 10-K
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1994
Commission file number: 0-9876

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filing pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant was $1,005,853,825 at February 28, 1995, based on the closing price of such stock in the over-the-counter market as reported by The Nasdaq Stock Market.

As of February 28, 1995, 36,827,600 shares of the Registrant's common stock, $1.00 par value, were outstanding.

		  DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1994 (1994 Annual Report), are incorporated by reference in Part I and Part II hereof.

Portions of the definitive proxy statement dated March 7, 1995, for the 1995 annual meeting of shareholders of the Registrant (Proxy Statement) are incorporated by reference in Part III hereof.


		 EXHIBIT INDEX IS LOCATED ON PAGE 21

			      INDEX

								Page of This
								  Report

			      PART I

Item  1 - Business                                                    3

Item  2 - Properties                                                 12

Item  3 - Legal Proceeding                                           13

Item  4 - Submission of Matters to a Vote of Security Holders        13

	- Executive Officers of the Registrant                       13

			      PART II

Item  5 - Market for Registrant's Common Equity
	       and Related Stockholder Matters                       15

Item  6 - Selected Financial Data                                    15

Item  7 - Management's Discussion and Analysis of Financial
	       Condition and Results of Operations                   15

Item  8 - Financial Statements and Supplementary Data                15

Item  9 - Changes in and Disagreements with Accountants
	       on Accounting and Financial Disclosure                15

			      PART III

Item 10 - Directors and Executive Officers of the Registrant         16

Item 11 - Executive Compensation                                     16

Item 12 - Security Ownership of Certain Beneficial
	       Owners and Management                                 16

Item 13 - Certain Relationships and Related Transactions             16

			      PART IV

Item 14 - Exhibits, Financial Statement Schedules,
	       and Reports on Form 8-K                               16

			     SIGNATURES                              18

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

The Registrant, through its subsidiaries, provides a wide variety of financial services to corporate and institutional customers, governments, individuals, and other financial institutions. Such services include domestic commercial banking, investment and funds management, personal banking, trust operations, corporate services, mortgage banking and credit life insurance. As of December 31, 1994, the Registrant and its subsidiaries employed approximately 4,778 full-time equivalent employees.

WEST ONE BANK, IDAHO
West One Bank, Idaho (West One, Idaho) was founded in 1867 in Boise, Idaho, and was the second national bank to be established west of the Rocky Mountains. When branch banking was authorized in 1933, West One, Idaho acquired three affiliated banks, thus beginning the development of its present statewide banking organization in Idaho.

West One, Idaho is an Idaho-chartered bank supervised and regulated at the state level by the Director of the Idaho Department of Finance and at the federal level by the Federal Reserve Board. West One, Idaho is insured by the Bank Insurance Fund (BIF) and is therefore also subject to regulations issued by the Federal Deposit Insurance Corporation (FDIC). (See "Supervision and Regulation
- - Other Regulations.")

On January 21, 1994, West One, Idaho acquired Idaho State Bank with assets of $48 million in exchange for 133,332 shares of the Registrant's common stock. The transaction was accounted for as a pooling of interests. Idaho State Bank's financial position and results of operations were not material to West One's financial position and results of operations and prior year financial statements have not been restated.

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

The banking business in Idaho is highly competitive. West One, Idaho competes for deposits, loans, and trust accounts with other banks and financial institutions. At December 31, 1994, West One had $4.4 billion in assets and 90 branches. Based on assets of $4.1 billion at September 30, 1994, West One, Idaho is the largest bank in Idaho. In 1994, approximately 20 commercial banks with more than 300 branches were actively engaged in banking in Idaho.

WEST ONE BANK, WASHINGTON
West One Bank, Washington, (West One, Washington), a full-service commercial bank, has 59 branches principally in the Puget Sound region, Yakima, Spokane and the Tri-Cities, with assets of $2.1 billion, at December 31, 1994. West One, Washington is regulated by the State of Washington, and deposits are insured by the FDIC.

West One, Washington acquired $64 million of assets from Valley Commercial Bank in exchange for 404,523 shares of the Registrant's common stock in September 1994 in a transaction accounted for as a pooling of interests. Prior year financial statements have not been restated since Valley Commercial Bank's financial position and results of operations were not material to the Registrant's financial position and results of operations.

At September 30, 1994, West One, Washington had assets of $2.1 billion making it the fifth largest commercial bank in Washington. In 1994, approximately 87 banks with more than 1,000 branches were actively engaged in banking in Washington.

WEST ONE BANK, UTAH
West One Bank, Utah, (West One, Utah), chartered in 1909 and acquired in November 1985, is a state-chartered, full-service commercial bank based in Salt Lake City, Utah. As of December 31, 1994, West One, Utah had 24 branches and $745 million in total assets. West One, Utah is regulated by the Federal Reserve Board, and deposits are insured by the FDIC.

At September 30, 1994, West One, Utah had $723 million in total assets making it the sixth largest bank in Utah. In 1994, approximately 44 commercial banks with more than 400 branches were actively engaged in banking in Utah.

WEST ONE BANK, OREGON
West One Bank, Oregon, (West One, Oregon), acquired in 1983, operates as a state
- -chartered, full-service commercial bank with operations concentrated in the western Oregon market area. As of December 31, 1994, West One, Oregon had 26 branches and $862 million in total assets. West One, Oregon is regulated by the State of Oregon, and deposits are insured by the FDIC.

West One, Oregon acquired National Security Bank with assets of $132 million in exchange for 1,101,832 shares of the Registrant's common stock in November 1994. The transaction was accounted for as a pooling of interests. National Security Bank's financial position and results of operations were not material to West One's financial position and results of operations; therefore, prior year financial statements have not been restated.

WEST ONE BANK, OREGON, S.B.
West One Bank, Oregon, S.B., acquired in 1991, is a state-chartered, full-service savings bank based in Hillsboro, Oregon. As of December 31, 1994, West One Bank, Oregon, S.B. had 23 branches and $635 million in total assets. West One Bank, Oregon, S.B. is regulated by the State of Oregon, and deposits are insured by the FDIC.

In April 1994, West One, Oregon, S.B. purchased ten Far West Federal Savings Bank branches from the Resolution Trust Corporation. The transaction included the receipt of $160 million in cash, $2 million of premises and equipment, $11 million of intangible assets and the assumption of $173 million of deposits and other liabilities. The transaction was accounted for as a purchase.

West One, Oregon and West One Bank, Oregon, S.B. combined had total assets of $1.2 billion as of September 30, 1994, making it the fifth largest bank in Oregon.

IDAHO FIRST BANK
Idaho First Bank was formed by the Registrant in 1989. Idaho First Bank is an Idaho-chartered bank supervised and regulated at the state level by the Director of the Idaho Department of Finance. Idaho First Bank, which is insured by the BIF, offers electronic banking services to the Registrant's cardholders through the affiliates' automated teller machine (ATM) network (AWARD); Cirrus/Mastercard, STAR System, and Exchange NW (Oregon and Washington) ATM; ACCEL and Explore on-line debit point-of-sale networks; VISA and Mastercard credit cards; merchant bankcard and VISA Check Card Services. As of December 31, 1994, Idaho First Bank had $235 million in total assets.

As of December 31, 1994, the ATM network totaled 235 branch and retail ATMs, including 91 in Idaho, 74 in Washington, 39 in Oregon, 26 in Utah and 5 in Nevada.

WEST ONE FINANCIAL SERVICES, INC.
West One Financial Services, Inc. services residential and commercial mortgage portfolios for long-term investors. Total loans serviced, including loans serviced for the Registrant's affiliates, were $3.0 billion as of December 31, 1994.

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

WEST ONE BANCORP, THE PARENT COMPANY
The Parent Company provides a variety of services to affiliates. Through its data processing centers in Boise, Idaho, Salt Lake City, Utah and Renton, Washington, the Registrant processes demand deposit accounts, savings accounts, installment consumer loans, commercial loans and real estate loans for a majority of its subsidiaries.

SUPERVISION AND REGULATION
The Registrant's banking subsidiaries are affected by the policies of regulatory authorities, including the monetary policy of the Federal Reserve Board. In order to mitigate recessionary and inflationary pressures, the Federal Reserve Board uses a variety of money supply management techniques, including engaging in open market operations in United States Government securities, changing the discount rate on member bank borrowings, and changing reserve requirements against member bank deposits. The impact of current economic conditions on the policies of the Federal Reserve Board and other regulatory authorities and their effect on the future business and earnings of the Registrant cannot be predicted with assurance.

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

In December 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), which substantially revises the bank regulatory and funding provisions of the Federal Deposit Insurance Act and makes revisions to several other federal banking statutes.

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

FDICIA also contains a variety of other provisions that may affect the operations of the Registrant including new reporting requirements, revised regulatory standards for real estate lending, truth in savings provisions, and the requirement that a depository institution give 90 days' notice to customers and regulatory authorities before closing any branch.

STATISTICAL INFORMATION
The statistical information is included herein or is incorporated by reference from the following pages of the Registrant's 1994 Annual Report.

						       Page Number
       Disclosure                            Annual Report       Form 10-K
I.     Distribution of Assets, Liabilities
       and Shareholders' Equity; Interest
       Rates and Interest Differential           20-21

II.    Investment Portfolio                       41                 9

III.   Loan Portfolio                         23 and 28            10-11

IV.    Summary of Loan Loss Experience      26-29 and 42           11-12

V.     Deposits                           20-21 and  25-26           12

VI.    Return on Equity and Assets               16-17

VII.   Short-Term Borrowings                       43

II. INVESTMENT PORTFOLIO

The book value of securities at December 31 follows:
							Book Value
(Dollars in thousands)                       1994          1993          1992
Available for sale:
   United States Treasury               $  362,370    $  292,078    $  18,373
   United States Government agencies       391,667       261,487       31,061
   Mortgage-backed securities              227,473       298,695       68,750
   Other                                   158,255       208,390       42,805

   Total available for sale              1,139,765     1,060,650      160,989

Held to maturity:
   United States Treasury                        -             -      287,732
   United States Government agencies             -             -      281,852
   State and municipal bonds               581,155       565,165      362,110
   Mortgage-backed securities                    -             -      343,236
   Other                                         -             -      221,550

   Total held to maturity                  581,155       565,165    1,496,480

   Total securities                     $1,720,920    $1,625,815   $1,657,469

III. LOAN PORTFOLIO

Total loans, net of unearned income, at December 31 follow:

(Dollars in thousands)               1994             1993            1992            1991           1990
Real estate                       $2,526,475       $2,150,835      $1,734,076      $1,179,101     $1,083,381
Commercial, financial
   and agricultural                2,205,459        1,996,865       1,787,451       1,379,891     1,292,733
Consumer                           1,172,616        1,038,678         875,203         797,076       797,877
Leases                               160,873          168,119         135,183         141,383       118,226
   Total                          $6,065,423       $5,354,497      $4,531,913      $3,497,451    $3,292,217


Loans outstanding at December 31, 1994, (other than mortgage and consumer loans, and leases which are ordinarily on a term basis with installment repayment requirements) segregated by maturity ranges follow:

							     Commercial,
							   Financial and
							    Agricultural
Maturity of loans
One year or less                                              $1,480,778
Over one year up to five years                                   614,784
Over five years                                                  109,897

     Total                                                    $2,205,459


Sensitivity of loans to changes
    in interest rates - loans
    due after one year

Fixed rate                                                   $  269,395
Floating rate                                                   455,286

     Total                                                   $  724,681

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

Income foregone on nonaccrual and restructured loans, net of tax, was $984,000, $1,086,000 and $1,650,000 for the years ended December 31, 1994, 1993 and 1992, respectively.

United States dollar denominated, interest bearing short-term investments located in foreign banks including United States branches of foreign banks, exceeding .75% of total assets follow:

(Dollars in thousands)
COUNTRY                      1994           1993          1992
Canada                       $  -           $  -       $85,000
United Kingdom               $  -           $  -        57,400

IV. SUMMARY OF LOAN LOSS EXPERIENCE

The analysis of the allowance for credit losses follow:


(Dollars in thousands)                       1994                1993              1992            1991          1990
Balance at January 1                        $74,923             $68,243           $53,048         $47,823       $49,755

Loan charge-offs
Real estate                                     379               1,141             1,292           3,135         2,112
Commercial and agricultural                   5,286               4,804             8,111          18,188         8,674
Consumer                                     13,164               9,802             9,597          10,330         9,340
Leases                                          170                 409               445             663           301
Total charge-offs                            18,999              16,156            19,445          32,316        20,427

Loan recoveries
Real estate                                     366                 468               421             113           179
Commercial and agricultural                   3,559               4,496             4,298           2,950         3,227
Consumer                                      4,740               3,970             4,641           4,507         3,282
Leases                                          107                 169               264             291           139
Total recoveries                              8,772               9,103             9,624           7,861         6,827

Net charge-offs                              10,227               7,053             9,821          24,455        13,600

Provision for credit losses                  13,278              13,383            14,308          29,680        11,668
Additions from acquisitions                   3,783                 350            10,708               -             -

Balance at December 31                      $81,757             $74,923           $68,243         $53,048       $47,823

The allowance for credit losses by category and the percentage of gross loans by category to total loans for the past five years follow:

(Dollars in thousands)          Commercial,
			      Financial and
	    Real Estate        Agricultural        Consumer         Leases      Unallocated            Total
1994
Amount         $29,200             $29,700          $21,300        $1,500              $57          $81,757
Percent         41.66%              36.36%           19.33%         2.65%              N/A             100%

1993
Amount         $30,100             $27,900          $14,500        $2,400              $23          $74,923
Percent         40.17%              37.29%           19.40%         3.14%              N/A             100%

1992
Amount         $26,100             $26,900          $13,200        $2,000              $43          $68,243
Percent         38.27%              39.44%           19.31%         2.98%              N/A             100%

1991
Amount         $17,900             $20,900          $12,100        $2,100              $48          $53,048
Percent         33.71%              39.46%           22.79%         4.04%              N/A             100%

1990
Amount         $15,700             $18,800          $11,600        $1,700              $23          $47,823
Percent         32.91%              39.26%           24.24%         3.59%              N/A             100%


V. DEPOSITS

Time certificates of deposits $100,000 and over as of December 31, 1994, segregated by maturity ranges follow:

(Dollars in thousands)                     Within      Three      Six to        Over
					    Three     To Six      Twelve      Twelve
					   Months     Months      Months      Months       Total
Time certificates $100,000 and over      $412,467   $131,335    $120,813    $156,938    $821,553


ITEM 2 - PROPERTIES
The Registrant's main office, owned by West One, Idaho, is located in a 19-story building in downtown Boise, Idaho. The building, completed in 1978, contains approximately 285,000 square feet of which approximately 185,000 square feet are utilized by the Registrant and the remainder is leased or available for lease to others. In addition, the Registrant owns 76 of 88 branch buildings in Idaho, 16 of 23 branch buildings in Utah, 27 of 47 branch buildings in Oregon, 37 of 57 branch buildings in Washington, and 8 of 31 support service buildings.
Remaining facilities are leased from others for terms expiring between 1995 and 2017.

ITEM 3 - LEGAL PROCEEDINGS
Various legal proceedings arising in the normal course of business are pending against subsidiaries of the Registrant. In the opinion of management, the resulting liability, if any, from these proceedings will not have a material impact on the Registrant's financial position or results of operations.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders of the Registrant during the quarter ended December 31, 1994.


EXECUTIVE OFFICERS OF THE REGISTRANT
The names, positions, ages and background of the executive officers of the Registrant, as of January 1, 1995, are set forth below:

      Name                        Position                              Age

Daniel R. Nelson     Chairman of the Board of Directors                  57
		     and Chief Executive Officer of the Registrant

D. Michael Jones     President and Director of the Registrant            52

Robert J. Lane       Executive Vice President of the Registrant          49
		     and President and Chief Executive Officer of West One, Idaho

Scott M. Hayes       Executive Vice President and Chief                  47
		     Financial Officer of the Registrant

Terrance J. Dobson   Executive Vice President of the Registrant          54


Dwight V. Board      Senior Vice President, Secretary and General        50
		     Counsel of the Registrant

Jim A. Peterson      Senior Vice President, Controller and Principal     39
		     Accounting Officer of the Registrant

   Mr. Nelson joined the Registrant in 1984. He was named an Executive Vice President of the Registrant in 1984 and elected President and Chief Operating Officer of the Registrant in 1985. In August, 1986, he was elected Chairman and Chief Executive Officer of West One, Idaho. In January, 1987, Mr. Nelson was elected Chairman of the Board and Chief Executive Officer of the Registrant.
Mr. Nelson serves as a Chairman of the Board of West One, Idaho and a Director of the Registrant; West One, Idaho; and West One, Washington; and also as an officer of West One, Idaho.

   Mr. Jones joined the Registrant in 1987. He was elected President of the Registrant in 1987. Mr. Jones serves as Chairman of the Board of West One, Washington and a Director of the Registrant; West One, Utah; West One, Oregon; and West One, Washington.

   Mr. Lane joined West One, Idaho in 1983 as Vice President and Senior Credit Officer. In 1985, he was elected President of West One Financial Services, Inc. Later that same year, he was elected President and Chief Operating Officer of West One, Idaho and also became a Director of West One, Idaho. In 1987, he was named President and Chief Executive Officer of West One, Idaho. Mr. Lane was elected Executive Vice President of the Registrant in January 1991.

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

				      PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS
Items relating to market price for the Registrant's common equity and related stockholder matters included in the 1994 Annual Report at the pages indicated, are herein incorporated by reference.

								 Page of 1994
								Annual Report

Shareholders' Equity and Capital Adequacy                            16-19

Quarterly Common Stock Statistics                                       17

Shareholders' Equity                                                    46

Regulatory Requirements and Restrictions                                53


ITEM 6 - SELECTED FINANCIAL DATA
Selected Financial Data of the Registrant on page 14 of the 1994 Annual Report is incorporated herein by reference.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations set forth on pages 15-29 of the 1994 Annual Report is incorporated herein by reference.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements and Report of Independent Public Accountants listed in the Index to Financial Statements and Schedules on page 20 of this Annual Report on Form 10-K and included in the 1994 Annual Report are incorporated herein by reference. Quarterly Financial Data on page 31 of the 1994 Annual Report is incorporated herein by reference.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE
There were no changes in accountants within the last 24 months, nor were there reportable disagreements with the Registrant's independent public accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

				      PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information on pages 2-5 in the March 7, 1995 Proxy Statement is incorporated herein by reference. Reference is made to "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K for additional information regarding the executive and management officers of the Registrant. There are no family relationships among the directors or the executive and management officers.


ITEM 11 - EXECUTIVE COMPENSATION
The information on pages 6-12 in the March 7, 1995 Proxy Statement is incorporated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT
The information regarding security ownership of certain beneficial owners and management included in the March 7, 1995 Proxy Statement on pages 4-5 is incorporated herein by reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information in the sixth paragraph on page 5 in the March 7, 1995 Proxy Statement is incorporated herein by reference.

				      PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

(a)(1)   Financial Statements:
	   The consolidated financial statements incorporated by reference in this Annual Report on Form 10-K are listed in the Index to Financial Statements and Schedules on page 20 herein.

   (2)   Financial Statement Schedules:
	   See the Index to Financial Statements and Schedules on page 20 herein.

   (3) The exhibits filed herewith are listed in the Exhibit Index on pages 21 and 22 herein.

(b)      There were no current reports on Form 8-K filed by the Registrant
	   during the last quarter of the year ended December 31, 1994.

(c) Each management contract compensation plan and arrangement required to be filed as an exhibit to this report is listed in item 10, Executive Compensation Plans and Arrangements and Other Management Contracts, in the Exhibit Index on pages 21 and 22 herein.

				     SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  3/21/95                                   WEST ONE BANCORP
						 Registrant

						 By   /s/ Scott M. Hayes
						 Scott M. Hayes
						 Executive Vice President
						 and Chief Financial Officer

						 By   /s/ Jim A. Peterson
						 Jim A. Peterson
						 Senior Vice President and
						 Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Signature                           Title                         Date

*/s/ Daniel R. Nelson      Chairman and Chief Executive           3/21/95
			  Officer and Director
			  (Principal Executive Officer)

*/s/ D. Michael Jones      President and Director                 3/21/95



 /s/ Scott M. Hayes        Executive Vice President and           3/21/95
			   Chief Financial Officer
			   (Principal Financial Officer)

 /s/ Jim A. Peterson       Senior Vice President and Controller   3/21/95
			   (Principal Accounting Officer)


*/s/ Harry Bettis          Director                               3/21/95


*/s/ Norma Cugini          Director                               3/21/95

*/s/ William J. Deasy      Director                              3/21/95



*/s/ John B. Fery          Director                              3/21/95



*/s/ Stuart A. Hall        Director                              3/21/95



*/s/ Jack B. Little        Director                              3/21/95



*/s/ Warren E. McCain      Director                              3/21/95



*/s/ Douglas McCallum      Director                              3/21/95



*/s/ Allen T. Noble        Director                              3/21/95



*/s/ Philip B. Soulen      Director                              3/21/95




*By   /s/ Dwight V. Board
Dwight V. Board, Attorney-in-fact

Manually signed Power of Attorney authorizing Dwight V. Board to sign the Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as Attorney-in-fact for certain directors and officers of the Registrant is included herein as
Exhibit 24.

		INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

FINANCIAL STATEMENTS
The following consolidated financial statements and Report of Independent Public Accountants included in the 1994 Annual Report at the pages indicated, are incorporated herein by reference.


							     Page of 1994
							    Annual Report
West One Bancorp and Subsidiaries -

Consolidated Balance Sheets at December 31, 1994 and 1993          32-33

   Consolidated Statements of Income for the years ended
     December 31, 1994, 1993 and 1992                                 34

   Consolidated Statements of Shareholders' Equity for the
     years ended December 31, 1994, 1993 and 1992                     35

   Consolidated Statements of Cash Flows for the years ended
     December 31, 1994, 1993 and 1992                              36-37


   Notes to Consolidated Financial Statements                      38-56



Report of Independent Accountants                                     57




Financial Statement Schedules

	All schedules have been omitted because the information is either not required, not applicable, not present in amounts sufficient to require submission of the schedule, or is included in the financial statements or notes thereto.

				    EXHIBIT INDEX

Exhibit
Number                               Description

3.1 Amended Articles of Incorporation of the Registrant. Incorporated by reference to Exhibit 3-A to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

3.2 Bylaw Amendment and Amended Bylaws of the Registrant. Incorporated by reference to Exhibit 3-B to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

4 Shareholder Rights Plan. Incorporated by reference to Exhibit 4-B to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989 as amended by Form 8-A dated October 15, 1992.

	  Registrant agrees to furnish copies of instruments relating to its long-term notes payable, the total amount of which does not exceed 10% of total Consolidated Assets of the Registrant and its subsidiaries, to the Commission upon request.

10        Executive Compensation Plans and Arrangements and Other Management
	  Contracts:

10.1      Executive Compensation Program.  Incorporated by reference to
	  Exhibit 10-A to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

10.2 The Executive Incentive Program of the Registrant, as amended. Incorporated by reference to Exhibit 10-B to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

10.3 Registrant's Executive Deferred Compensation Plan, as amended. Incorporated by reference to Exhibit 10-C to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

10.4 Form of Employment Agreements between Registrant and certain key employees. Incorporated by reference to Exhibit 10-E to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

10.5 Form of Indemnification Agreement dated June 16, 1988, entered into by the Registrant with each of its Directors. Incorporated by reference to Exhibit 19 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1988.

Exhibit
Number                               Description

10.6 The 1991 Performance and Equity Incentive Plan of the Registrant. Incorporated by reference to Exhibit 10-F to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

10.7 Deferred Compensation Plan for Outside Directors of the Registrant. Incorporated by reference to Exhibit 10-G to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

11        Statement regarding computation of per share earnings.

13        Portions of the Registrant's 1994 Annual Report.

21        List of subsidiaries of the Registrant.

23        Consent of independent public accountants.

24        Power of Attorney of Certain Officers and Directors of Registrant.

27        Financial Data Schedule.