Form 10-K405
period 1994-12-31
WEST ONE BANCORP
filed 1995-03-22
CIK 351155

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

United States dollar denominated, interest bearing short-term investments located in foreign banks including United States branches of foreign banks, exceeding .75% of total assets follow:

(Dollars in thousands)
COUNTRY                      1994           1993          1992
Canada                       $  -           $  -       $85,000
United Kingdom                  -              -        57,400

IV. SUMMARY OF LOAN LOSS EXPERIENCE

The analysis of the allowance for credit losses follow:


(Dollars in thousands)                         1994                1993              1992            1991          1990
Balance at January 1                        $74,923             $68,243           $53,048         $47,823       $49,755

Loan charge-offs
Real estate                                     379               1,141             1,292           3,135         2,112
Commercial and agricultural                   5,286               4,804             8,111          18,188         8,674
Consumer                                     13,164               9,802             9,597          10,330         9,340
Leases                                          170                 409               445             663           301
Total charge-offs                            18,999              16,156            19,445          32,316        20,427

Loan recoveries
Real estate                                     366                 468               421             113           179
Commercial and agricultural                   3,559               4,496             4,298           2,950         3,227
Consumer                                      4,740               3,970             4,641           4,507         3,282
Leases                                          107                 169               264             291           139
Total recoveries                              8,772               9,103             9,624           7,861         6,827

Net charge-offs                              10,227               7,053             9,821          24,455        13,600

Provision for credit losses                  13,278              13,383            14,308          29,680        11,668
Additions from acquisitions                   3,783                 350            10,708               -             -

Balance at December 31                      $81,757             $74,923           $68,243         $53,048       $47,823

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

Signature                           Title                         Date

*                          Chairman and Chief Executive           3/21/95
 Daniel R. Nelson          Officer and Director
                           (Principal Executive Officer)

*                          President and Director                 3/21/95
 D. Michael Jones


/s/ Scott M. Hayes        Executive Vice President and           3/21/95
                           Chief Financial Officer
                           (Principal Financial Officer)

/s/ Jim A. Peterson       Senior Vice President and Controller   3/21/95
                           (Principal Accounting Officer)


*                         Director                               3/21/95
 Harry Bettis

*                         Director                               3/21/95
 Norma Cugini

*                         Director                              3/21/95
 William J. Deasy


*                         Director                              3/21/95
  John B. Fery


*                         Director                              3/21/95
 Stuart A. Hall


*                         Director                              3/21/95
 Jack B. Little


*                         Director                              3/21/95
 Warren E. McCain


*                         Director                              3/21/95
 Douglas McCallum


*                         Director                              3/21/95
 Allen T. Noble


*                         Director                              3/21/95
 Phillip B. Soulen



*By   /s/ Dwight V. Board
Dwight V. Board, Attorney-in-fact

Manually signed Power of Attorney authorizing Dwight V. Board to sign the Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as Attorney-in-fact for certain directors and officers of the Registrant is included herein as
Exhibit 24.

                INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

FINANCIAL STATEMENTS
The following consolidated financial statements and Report of Independent Accountants included in the 1994 Annual Report at the pages indicated, are incorporated herein by reference.


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