Form 10-Q
period 1995-03-31
WEST ONE BANCORP
filed 1995-05-12
CIK 351155

                                 FORM 10-Q

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549


(Mark One)
  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR (15d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1995

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


                    APPLICABLE ONLY TO CORPORATE ISSUERS:

     At April 28, 1995, 36,870,767 shares of the registrant's common stock, $1 par value, were outstanding.


                            EXHIBIT INDEX IS LOCATED ON PAGE 11

CONSOLIDATED BALANCE SHEETS (Unaudited)
WEST ONE BANCORP AND SUBSIDIARIES
                                                             March 31,      December 31,
Dollars in thousands                                     1995        1994        1994
                                                     ----------- ----------- -----------
Assets
Cash and due from banks                                $509,088    $455,096    $632,577
Federal funds sold, securities purchased under
agreements to resell and other                           72,704     133,152     112,516
                                                     ----------- ----------- -----------
Securities:
Available for sale                                    1,117,852     994,006   1,139,765
Held to maturity                                        577,809     575,576     581,155
                                                     ----------- ----------- -----------
Total securities                                      1,695,661   1,569,582   1,720,920
                                                     ----------- ----------- -----------
Loans:
Real estate                                           2,558,954   2,185,034   2,526,475
Commercial and agricultural                           2,194,036   2,024,951   2,205,459
Consumer                                              1,194,784   1,061,828   1,172,616
Leases                                                  162,231     158,843     160,873
                                                     ----------- ----------- -----------
Total loans                                           6,110,005   5,430,656   6,065,423
Allowance for credit losses                             (82,271)    (77,204)    (81,757)
                                                     ----------- ----------- -----------
Net loans                                             6,027,734   5,353,452   5,983,666
                                                     ----------- ----------- -----------
Premises and equipment                                  127,178     122,692     128,506
Interest receivable                                      65,376      53,352      66,605
Other assets                                            158,960     126,488     147,909
                                                     ----------- ----------- -----------
Total assets                                         $8,656,701  $7,813,814  $8,792,699
                                                     =========== =========== ===========
Liabilities
Deposits:
Noninterest bearing                                  $1,352,827  $1,191,396  $1,397,843
Interest bearing demand                                 715,333     734,430     749,755
Regular and money market savings                      2,118,658   2,030,402   2,086,718
Time certificates under $100,000                      1,840,428   1,503,643   1,755,013
Time certificates $100,000 and over                     843,616     619,703     821,553
                                                     ----------- ----------- -----------
Total deposits                                        6,870,862   6,079,574   6,810,882
Federal funds purchased and securities
sold under agreements to repurchase                     489,744     368,518     804,161
Other short-term borrowings                             123,501     500,548     122,153
Long-term debt                                          309,926     115,112     253,073
Other liabilities                                       116,896     110,658      86,661
                                                     ----------- ----------- -----------
Total liabilities                                     7,910,929   7,174,410   8,076,930
                                                     ----------- ----------- -----------
Shareholders' equity
Common stock - $1.00 par value; 75,000,000 shares
authorized; 36,835,096, 34,967,500 and 36,745,368
shares outstanding                                       36,835      34,968      36,745
Capital surplus                                         329,488     313,850     327,879
Retained earnings                                       384,205     287,348     364,041
Unrealized gain (loss) on securities, net of tax         (4,756)      3,238     (12,896)
                                                     ----------- ----------- -----------
Total shareholders' equity                              745,772     639,404     715,769
                                                     ----------- ----------- -----------
Total liabilities and shareholders' equity           $8,656,701  $7,813,814  $8,792,699
                                                     =========== =========== ===========

The accompanying notes are an integral part of the financial statements

                                    Page 2

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
WEST ONE BANCORP AND SUBSIDIARIES
                                                                    For the quarter ended
                                                                           March 31,
Dollars in thousands except per share data                            1995         1994
                                                                   ---------    ---------
Interest income
Loans                                                              $137,608     $105,543
Short-term investments                                                1,734          441
Interest and dividends on securities:
United States Treasury and
Government agencies                                                  10,511        6,615
State and municipal bonds                                             7,505        7,157
Mortgage-backed securities                                            3,866        3,509
Other                                                                 2,184        2,721
                                                                   ---------    ---------
Total interest income                                               163,408      125,986
                                                                   ---------    ---------
Interest expense
Deposits                                                             58,998       37,862
Federal funds purchased and securities
sold under agreements to repurchase                                   7,731        3,684
Other short-term borrowings                                           2,191        2,177
Long-term debt                                                        4,470        1,761
                                                                   ---------    ---------
Total interest expense                                               73,390       45,484
                                                                   ---------    ---------
Net interest income                                                  90,018       80,502
Provision for credit losses                                           3,159        3,989
                                                                   ---------    ---------
Net interest income after
provision for credit losses                                          86,859       76,513
                                                                   ---------    ---------
Noninterest income
Trust fees and commissions                                            3,479        3,543
Service charges on deposit accounts                                  10,069        8,984
Other service charges, fees and commissions                          13,763       10,624
Other                                                                 1,841        3,287
Loss on securities                                                     (115)        (158)
                                                                   ---------    ---------
Total noninterest income                                             29,037       26,280
                                                                   ---------    ---------
Noninterest expense
Employee compensation and benefits                                   39,069       34,038
Outside services                                                      8,384        7,464
Equipment                                                             5,524        5,483
Net occupancy                                                         5,355        4,718
Insurance and miscellaneous taxes                                     5,083        4,762
Marketing                                                             2,389        2,474
Postage and courier                                                   2,700        2,347
Supplies                                                              1,865        1,799
Telephone                                                             1,951        1,784
Other                                                                 4,576        5,604
                                                                   ---------    ---------
Total noninterest expense                                            76,896       70,473
                                                                   ---------    ---------
Income before taxes                                                  39,000       32,320
Provision for income taxes                                           10,732        9,405
                                                                   ---------    ---------
Net income                                                          $28,268      $22,915
                                                                   =========    =========
Primary earnings per share                                             $.76         $.65
Fully diluted earnings per share                                        .72          .62
Dividends declared per share                                            .22          .18
                                                                   =========    =========
The accompanying notes are an integral part of the financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
WEST ONE BANCORP AND SUBSIDIARIES (Unaudited)
                                                              For the three months ended
                                                                           March 31,
Dollars in thousands                                                   1995         1994
                                                                  ---------    ---------
Cash flows from operating activities:
Net income                                                         $28,268      $22,915
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for credit losses                                          3,159        3,989
Depreciation of premises and equipment                               4,370        3,986
Amortization and accretion of premiums and discounts                 2,868        2,963
Amortization of intangible and other assets                          2,733        2,734
Originations of real estate loans held for sale                    (37,737)    (101,434)
Proceeds from real estate and other loans sold                      39,624      116,160
Net gain on sale of real estate loans                                 (333)        (414)
Net loss on sale of securities                                         115          158
Purchase of trading account securities                             (18,842)     (14,197)
Sale of trading account securities                                  18,258       14,406
Change in assets and liabilities:
Interest receivable                                                  1,229       (2,663)
Other assets                                                        (6,097)      (4,505)
Other liabilities                                                   11,785        6,106
                                                                  ---------    ---------
Net cash provided by operating activities                           49,400       50,204
                                                                  ---------    ---------
Cash flows from investing activities:
Change in short-term investments, maturities less than 90 days      40,680     (119,952)
Purchase of securities available for sale                         (141,032)    (112,050)
Maturity of securities available for sale                           78,449      101,752
Sale of securities available for sale                              100,133       89,827
Purchase of securities held to maturity                             (8,817)     (16,815)
Maturity of securities held to maturity                              9,448       14,498
Sale of securities held to maturity                                  3,223           --
Change in net loans and leases                                     (49,861)     (77,866)
Purchase of premises and equipment                                  (3,131)      (2,755)
Sale of premises and equipment                                          39           65
Additions to intangible assets                                      (1,327)        (641)
Sale of other real estate owned                                      2,084        2,076
Cash provided by acquisition                                            --       10,251
                                                                  ---------    ---------
Net cash provided (used) by investing activities                    29,888     (111,610)


Cash flows from financing activities:
Change in deposits                                                  59,980       98,053
Change in short-term borrowings, maturities less than 90 days     (313,585)     (32,260)
Proceeds from short-term borrowings                                  1,721        5,277
Payments on short-term borrowings                                   (1,195)      (2,970)
Additions to long-term debt                                         70,105           --
Payments on long-term debt                                         (13,087)      (1,349)
Proceeds from issuance of common stock                               1,268        2,616
Cash dividends paid                                                 (8,084)      (6,249)
                                                                  ---------    ---------
Net cash provided (used) by financing activities                  (202,877)      63,118
                                                                  ---------    ---------
Net increase (decrease) in cash and due from banks                (123,589)       1,712
Cash and due from banks - January 1                                632,577      450,384
                                                                  ---------    ---------
Cash and due from banks - March 31                                $508,988     $452,096
                                                                  =========    =========
Supplemental information:
Interest paid                                                       72,260       44,511
Income taxes paid                                                      195        2,035
Noncash activities:
Loans held for sale transferred to the loan portfolio                4,344       10,443
Loan charge-offs                                                     4,731        4,509
Transfer of loans to other real estate owned                         1,357        3,090
Tax benefit of stock options exercised                                 433          405
Dividends declared not paid                                          8,104        6,294
Securities purchased not settled                                     6,061       16,345
Acquisitions:
Securities and short-term investments                                  --        18,532
Net loans                                                              --        17,331
Premises and equipment                                                 --         1,191
Deposits                                                               --        44,474
Other liabilities, net                                                 --           745
Equity                                                                 --         2,086
                                                                  =========    =========

The accompanying notes are an integral part of the financial statements

NOTES TO QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS
West One Bancorp and Subsidiaries

These statements are unaudited financial statements and should be read in conjunction with the 1994 Annual Report of West One Bancorp and Subsidiaries (West One). All adjustments (consisting only of normal recurring accruals and the acquisitions as discussed below) which are, in the opinion of management, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made in the accompanying financial statements.

RECLASSIFICATION

Certain reclassifications of 1994 amounts were made in order to conform to the 1995 presentation, none of which affect previously reported net income.

ACQUISITIONS

West One acquired the financial institutions listed below in transactions accounted for as poolings of interests. The acquisitions were not material to West One's financial position, results of operations and cash flows and prior year financial statements have not been restated.

- -    November 10, 1994, National Security Bank with assets of $132 million in exchange for 1,101,832 shares of West One Bancorp common stock.

- -    September 2, 1994, Valley Commercial Bank, a two-branch $64 million bank headquartered in Clarkston, WA, in exchange for 404,523 shares of West One Bancorp common stock.

- -    January 21, 1994, Idaho State Bank with assets of $50 million in exchange for 133,332 shares of West One Bancorp common stock.

On April 15, 1994, West One Bancorp acquired ten Far West Federal Savings Bank branches in Oregon from the Resolution Trust Corporation. The transaction included the receipt of $160 million in cash, $2 million of premises and equipment, $11 million of intangible assets and the assumption of $173 million of deposits and other liabilities. The transaction was accounted for as a purchase.

OTHER EVENTS

On May 5, 1995, U. S. Bancorp, an Oregon corporation, entered into an Agreement and Plan of Merger (the "Merger Agreement") with West One Bancorp, an Idaho corporation ("West One"), pursuant to which West One will be merged with and into U. S. Bancorp (the "Merger"). As a result of the Merger, each outstanding share of West One's common stock, par value $1.00 per share ("West One Common Stock"), will be converted into 1.47 shares of
U. S. Bancorp Common Stock, par value $5.00 per share ("U. S. Bancorp Common Stock"). The Merger is conditioned upon, among other things, approval by shareholders of U. S. Bancorp and by shareholders of West One, and upon certain regulatory approvals. The Merger is expected to be completed by year-end 1995. The Merger Agreement is attached as Exhibit 2 hereto and its terms are incorporated herein by reference.

As a condition to entering into the Merger Agreement, on May 6, 1995, U. S. Bancorp and West One entered into (i) a Stock Option Agreement between West One, as issuer, and U. S. Bancorp, as grantee (the "West One Stock Option Agreement"), pursuant to which West One granted to U. S. Bancorp the right upon the terms and subject to the conditions set forth therein, to purchase up to 19.9% of the outstanding shares of West One Common Stock at a price of $34.00 per share, and (ii) a Stock Option Agreement between U. S. Bancorp, as issuer, and West One as grantee (the "U. S. Bancorp Stock Option Agreement"), pursuant to which U. S. Bancorp granted to West One the right to purchase up to 19.9% of the outstanding shares of U. S. Bancorp Common Stock at a price of $28.00 per share. The West One Stock Option Agreement and the U. S. Bancorp Stock Option Agreement are attached as Exhibits 10.1 and 10.2 hereto, respectively, and their terms are incorporated herein by reference.

During the first quarter of 1995, West One implemented Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," SFAS No. 116, "Accounting for Contributions Received and Contributions Made" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." None of these statements had a material effect on West One's financial condition, results of operations, cash flows or related disclosures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PERFORMANCE SUMMARY

West One Bancorp reported net income of $28.3 million for the first quarter of 1995, the highest quarterly earnings in the Corporation's history and a 23% increase from the $22.9 million earned in the first quarter of 1994. Fully diluted net income per share was $.72 for the quarter compared to $.62 for the same quarter last year. Loan growth and lower credit related costs contributed to the earnings improvement in the current quarter. West One earned a return on average assets of 1.34% and a return on average shareholders' equity of 15.63% in the first quarter of 1995 compared to 1.22% and 14.91%, respectively, for the first quarter of 1994.

Strong banking fundamentals contributed to a successful first quarter of 1995. Loan growth, excellent asset quality and a stable net interest margin, despite economic uncertainties and competitive pressures, favorably impacted West One's performance. A fortress balance sheet, characterized by a strong and growing capital base, reserves well in excess of problem loans and core deposit growth, contributed to an excellent first quarter.

The regional economy served by West One Bancorp continued to expand during the first quarter of 1995 but at a slower pace than experienced a year ago. Nonfarm employment posted above average gains in Idaho, Washington, Oregon and Utah, although the increases were more moderate than in 1994. Further employment gains are expected in 1995 according to current state forecasts and are expected to exceed the national average. Soil moisture and snowpack accumulations are adequate throughout the region, assuring ample water supplies for the region's important tourism and agricultural industries after drought conditions in 1994. Export activity has been a bright spot in the regional economy as the Pacific Northwest is favorably situated to take advantage of the recently devalued dollar, particularly in Pacific Rim trade. Export markets provide an additional measure of strength and stability to the economies of Washington, Oregon and Idaho.

NET INTEREST INCOME AND MARGIN

Taxable equivalent net interest income was $95.1 million in the first quarter of 1995, up $9.5 million or 11% from the same period of last year. The increase included a $1.5 million interest income recovery from the payoff of a hotel loan in Salt Lake City. Earning assets averaged $7.8 billion during the quarter, a 13% increase from the same quarter in 1994. Average loans increased 12.5% over the same period due to growth in all four states and in the key lending categories of real estate, consumer, commercial and agricultural loans. Net interest margin was 4.93% in the first quarter of 1995 compared to 5.00% in the same quarter of last year. Excluding the interest income recovery, net interest margin was 4.86% in the first quarter of 1995 compared to 4.88% in the fourth quarter of 1994. Loans increased at an annualized rate of 7.5% from the fourth quarter of 1994 to the first quarter of 1995, despite the seasonal decline in outstanding agricultural loan balances.

ASSET QUALITY

West One provided $3.2 million for credit losses and incurred $2.6 million in net charge-offs for the first quarter of 1995. Net charge-offs amounted to .18% of average loans during this period. During the first quarter of 1994, West One provided $4.0 million for credit losses. Nonperforming assets totaled $26.9 million at March 31, 1995 compared to $26.4 million a year ago. Nonperforming assets represented .31% of total assets and .44% of loans and other real estate owned at March 31, 1995 compared to .35% and .49%, respectively, a year ago. Accruing loans past due 90 days or more, a precursor of problem loans, totaled only $1.7 million at March 31, 1995. The allowance for credit losses was $82.3 million at March 31, 1995, up 7% from $77.2 million a year ago. Credit loss allowance coverage of nonperforming loans was 378% at March 31, 1995.

NONINTEREST INCOME AND EXPENSE

Noninterest income was $29.0 million in the first quarter of 1995, up 10.5% from the first quarter of 1994. Other service charges, fees and commissions included increases in real estate servicing fees and bankcard income. Higher mortgage rates curtailed real estate loan originations causing a decline in other income.

Noninterest expense was $76.9 million in the first quarter of 1995, up 9% from the first quarter of 1994. Excluding the impact of 1994 acquisitions, noninterest expense increased 7%. The provision for income taxes in the first quarter of 1995 included $1.0 million of federal research and experimental tax credits earned under new regulations applicable to prior years.

CAPITAL ADEQUACY

Shareholders' equity was $746 million at March 31, 1995, a 17% increase from a year ago. Equity represented 8.61% of assets at March 31, 1995 compared to 8.18% a year ago. Capital adequacy levels established by the Federal Reserve Board require minimum leverage, tier one and total capital ratios of 3%, 4% and 8%, respectively. In addition, regulators deem a financial institution "well capitalized", the highest rating available, when leverage, tier one and total capital ratios total at least 5%, 6% and 10%, respectively. West One's leverage, tier one and total capital ratios were 8.44%, 10.50% and 12.51%, respectively, at March 31, 1995 compared to 7.87%, 9.85% and 12.13%, respectively, at March 31, 1994.

                        PART II  -  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Various legal proceedings arising in the normal course of business are pending against West One and its subsidiaries. In the opinion of management, liability, if any, resulting from these proceedings will not have a material impact on West One's financial position, results of operations or cash flows.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Shareholders' Meeting of West One Bancorp was held on April 20, 1995. The following matters were voted on by the shareholders:

         Proposal No. 1:  Election of four Class I members of the
         Board of Directors with the votes cast as follows:

                                                                       Broker
                                     In Favor        Withheld       Non-votes
                 Harry Bettis        30,017,546        470,762         17,047
                 Norma Cugini        30,022,792        466,023         16,540
                 John B. Fery        30,019,001        469,307         17,047
                 Stuart A. Hall      30,023,173        465,134         17,048

         The other directors whose terms of office continue after the meeting are: William J. Deasy, Jack B. Little, Warren E. McCain, Douglas W. McCallum, Daniel R. Nelson, Allen T.
         Noble and Philip B. Soulen.

         Proposal No. 2:  Ratification of selection of Coopers &
         Lybrand, L.L.P. as the Corporation's Independent Certified Public Accountants for the current fiscal year ending
         December 31, 1995.

                   In Favor              Against              Abstain
                  30,389,042             48,426               67,886

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
        (a)   Exhibit 2 - Agreement and Plan of Merger between
              U. S. Bancorp and West One Bancorp dated May 5,
              1995.

              Exhibit 10.1 - West One Stock Option Agreement dated
              May 6,  1995.

              Exhibit 10.2 - U. S. Bancorp Stock Option Agreement dated May 6, 1995.

              Exhibit 11 - Statement regarding computation of per share earnings.

              Exhibit 27 - Financial Data Schedule.

        (b) Reports on Form 8-K - No reports were filed on Form 8-K for the quarter ended March 31, 1995.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.


                              WEST ONE BANCORP

Date:    May 12, 1995



                                  /s/  Scott M. Hayes
                              Executive Vice President and
                                Chief Financial Officer




                                  /s/  Jim A. Peterson
                                   Senior Vice President
                                      and Controller
                              (Principal Accounting Officer)