Form 10-Q
period 1995-06-30
WEST ONE BANCORP
filed 1995-08-14
CIK 351155

FORM 10-Q

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549


(Mark One)
  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR (15d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1995

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


                    APPLICABLE ONLY TO CORPORATE ISSUERS:

     At July 31, 1995, 36,122,911 shares of the registrant's common stock, $1 par value, were outstanding.


                 	   EXHIBIT INDEX IS LOCATED ON PAGE 11

CONSOLIDATED BALANCE SHEETS (Unaudited)
WEST ONE BANCORP AND SUBSIDIARIES
                                                            June 30,         December 31,
Dollars in thousands                                   1995         1994         1994
                                                    -----------  -----------  -----------
Assets
Cash and due from banks                               $529,144     $414,289     $632,577
Federal funds sold, securities purchased under
agreements to resell and other                         186,384      137,321      112,516
                                                    -----------  -----------  -----------
Securities:
Available for sale                                   1,163,333    1,029,817    1,139,765
Held to maturity                                       600,655      603,736      581,155
                                                    -----------  -----------  -----------
Total securities                                     1,763,988    1,633,553    1,720,920
                                                    -----------  -----------  -----------
Loans:
Real estate - mortgage                               2,336,830    2,012,316    2,207,247
Real estate - construction                             332,183      256,190      319,228
Commercial and agricultural                          2,346,348    2,160,629    2,205,459
Consumer                                             1,236,307    1,092,395    1,172,616
Leases                                                 167,069      149,941      160,873
                                                    -----------  -----------  -----------
Total loans                                          6,418,737    5,671,471    6,065,423
Allowance for credit losses                            (83,038)     (78,202)     (81,757)
                                                    -----------  -----------  -----------
Net loans                                            6,335,699    5,593,269    5,983,666
                                                    -----------  -----------  -----------
Premises and equipment                                 125,317      125,026      128,506
Interest receivable                                     67,310       50,870       66,605
Other assets                                           148,271      137,342      147,909
                                                    -----------  -----------  -----------
Total assets                                        $9,156,113   $8,091,670   $8,792,699
                                                    ===========  ===========  ===========
Liabilities
Deposits:
Noninterest bearing                                 $1,353,015   $1,177,294   $1,397,843
Interest bearing demand                                685,682      710,342      749,755
Regular and money market savings                     2,019,345    2,130,398    2,086,718
Time certificates under $100,000                     1,903,758    1,584,783    1,755,013
Time certificates $100,000 and over                    900,116      711,897      821,553
                                                    -----------  -----------  -----------
Total deposits                                       6,861,916    6,314,714    6,810,882
Federal funds purchased and securities
sold under agreements to repurchase                    516,254      528,554      804,161
Other short-term borrowings                            674,996      373,393      122,153
Long-term debt                                         321,970      129,142      253,073
Other liabilities                                       88,816       90,322       86,661
                                                    -----------  -----------  -----------
Total liabilities                                    8,463,952    7,436,125    8,076,930
                                                    -----------  -----------  -----------
Shareholders' equity
Common stock - $1.00 par value; 75,000,000 shares
authorized; 36,888,265, 35,070,083 and 36,745,368
shares issued                                           36,888       35,070       36,745
Capital surplus                                        324,633      316,187      327,879
Retained earnings                                      405,330      306,959      364,041
Unrealized gain (loss) on securities, net of tax         2,681       (2,671)     (12,896)
Treasury stock - 2,269,494 shares at cost              (77,371)           -            -
                                                    -----------  -----------  -----------
Total shareholders' equity                             692,161      655,545      715,769
                                                    -----------  -----------  -----------
Total liabilities and shareholders' equity          $9,156,113   $8,091,670   $8,792,699
                                                    ===========  ===========  ===========
The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
WEST ONE BANCORP AND SUBSIDIARIES
                                          For the quarter ended   For the six months ended
                                                  June 30,                  June 30,
Dollars in thousands except per share        1995         1994         1995         1994
                                          ---------    ---------    ---------    ---------
Interest income
Loans                                     $145,451     $113,499     $283,059     $219,042
Short-term investments                         964          981        2,698        1,422
Interest and dividends on securities:
United States Treasury and
Government agencies                         12,136        7,677       22,647       14,292
State and municipal bonds                    7,626        7,557       15,131       14,714
Mortgage-backed securities                   3,934        3,871        7,800        7,380
Other                                        2,395        2,372        4,579        5,093
                                          ---------    ---------    ---------    ---------
Total interest income                      172,506      135,957      335,914      261,943
                                          ---------    ---------    ---------    ---------
Interest expense
Deposits                                    63,696       41,452      122,694       79,314
Federal funds purchased and securities
sold under agreements to repurchase          8,347        5,189       16,078        8,873
Other short-term borrowings                  3,718        2,898        5,909        5,075
Long-term debt                               5,258        1,814        9,728        3,575
                                          ---------    ---------    ---------    ---------
Total interest expense                      81,019       51,353      154,409       96,837
                                          ---------    ---------    ---------    ---------
Net interest income                         91,487       84,604      181,505      165,106
Provision for credit losses                  3,311        3,787        6,470        7,776
                                          ---------    ---------    ---------    ---------
Net interest income after
provision for credit losses                 88,176       80,817      175,035      157,330
                                          ---------    ---------    ---------    ---------
Noninterest income
Trust fees and commissions                   4,018        3,803        7,497        7,346
Service charges on deposit accounts         10,370        9,913       20,439       18,897
Other service charges, fees
and commitments                             15,064       11,917       28,827       22,541
Other                                        4,031        4,816        5,872        8,103
Loss on securities                             (33)        (327)        (148)        (485)
                                          ---------    ---------    ---------    ---------
Total noninterest income                    33,450       30,122       62,487       56,402
                                          ---------    ---------    ---------    ---------
Noninterest expense
Employee compensation and benefits          37,675       35,001       76,744       69,039
Outside services                            10,285        8,112       18,669       15,576
Equipment                                    5,578        5,621       11,102       11,104
Net occupancy                                5,390        5,027       10,745        9,745
Insurance and miscellaneous taxes            5,094        4,701       10,177        9,463
Marketing                                    2,754        2,468        5,143        4,942
Postage and courier                          2,762        2,398        5,462        4,745
Supplies                                     1,958        1,859        3,823        3,658
Telephone                                    2,009        1,812        3,960        3,596
Other                                        5,854        5,848       10,430       11,452
                                          ---------    ---------    ---------    ---------
Total noninterest expense                   79,359       72,847      156,255      143,320
                                          ---------    ---------    ---------    ---------
Income before taxes                         42,267       38,092       81,267       70,412
Provision for income taxes                  13,519       12,169       24,251       21,574
                                          ---------    ---------    ---------    ---------
Net income                                 $28,748      $25,923      $57,016      $48,838
                                          =========    =========    =========    =========
Primary earnings per share                    $.79         $.73        $1.55        $1.38
Fully diluted earnings per share               .75          .69         1.47         1.31
Dividends declared per share                   .22          .18          .44          .36
                                          =========    =========    =========    =========
The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
WEST ONE BANCORP AND SUBSIDIARIES (Unaudited)
                                                                For the six months ended
                                                                         June 30,
(Dollars in thousands)                                               1995         1994
                                                                  ---------    ---------
Cash flows from operating activities:
Net income                                                         $57,016      $48,838
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for credit losses                                          6,470        7,776
Depreciation of premises and equipment                               8,811        8,038
Amortization and accretion of premiums and discounts                 5,521        5,830
Amortization of intangible and other assets                          5,472        5,650
Originations of real estate loans held for sale                   (118,727)    (170,331)
Proceeds from real estate and other loans sold                      98,137      199,256
Net gain on sale of real estate loans                               (2,765)      (2,228)
Net loss on sale of securities                                         148          485
Purchase of trading account securities                             (67,020)     (33,253)
Sale of trading account securities                                  61,967       28,755
Change in assets and liabilities:
Interest receivable                                                   (705)        (181)
Other assets                                                        (6,345)      (2,548)
Other liabilities                                                     (280)      (3,610)
                                                                  ---------    ---------
Net cash provided by operating activities                           47,700       92,477
                                                                  ---------    ---------
Cash flows from investing activities:
Change in short-term investments, maturities less than 90 days     (68,068)    (117,739)
Purchase of securities available for sale                         (280,393)    (316,625)
Maturity of securities available for sale                          156,896      200,897
Sale of securities available for sale                              115,758      150,482
Purchase of securities held to maturity                            (42,613)     (59,362)
Maturity of securities held to maturity                             18,718       19,414
Sale of securities held to maturity                                  3,424           --
Change in net loans and leases                                    (336,761)    (336,177)
Purchase of premises and equipment                                  (5,802)      (9,193)
Sale of premises and equipment                                         130          141
Additions to intangible assets                                      (4,663)      (6,653)
Sale of other real estate owned                                      4,598        4,482
Cash provided by acquisitions                                            --      172,322
                                                                  ---------    ---------
Net cash used by investing activities                             (438,776)    (298,011)
                                                                  ---------    ---------

Cash flows from financing activities:
Change in deposits                                                  51,034      160,110
Change in short-term borrowings, maturities less than 90 days      228,087        6,006
Proceeds from short-term borrowings                                 64,154       34,075
Payments on short-term borrowings                                  (27,512)     (37,310)
Additions to long-term debt                                        105,236       20,000
Payments on long-term debt                                         (28,722)      (7,320)
Proceeds from issuance of common stock                               2,351        4,722
Repurchase of common stock                                         (90,897)          --
Cash dividends paid                                                (16,188)     (12,544)
                                                                  ---------    ---------
Net cash provided by financing activities                          287,543      167,739
                                                                  ---------    ---------
Net decrease in cash and due from banks                           (103,533)     (37,795)
Cash and due from banks - January 1                                632,577      450,384
                                                                  ---------    ---------
Cash and due from banks - June 30                                 $529,044     $412,589
                                                                  =========    =========
Supplemental information:
Interest paid                                                      153,439       96,534
Income taxes paid                                                   25,247       25,172
Noncash activities:
Loans held for sale transferred to the loan portfolio                8,168       16,036
Loan charge-offs                                                    10,010        8,986
Transfer of loans to other real estate owned                         1,808        5,543
Tax benefit of stock options exercised                                 510          776
Dividends declared not paid                                          7,616        6,316
Securities purchased not settled                                        --       10,568
Acquisitions:
Securities and short-term investments                                   --       18,532
Net loans                                                               --       17,331
Premises and equipment                                                  --        1,191
Intangible assets                                                       --       11,249
Deposits                                                                --      217,557
Other liabilities, net                                                  --          982
Equity                                                                  --        2,086
                                                                  =========    =========

The accompanying notes are an integral part of the financials

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

SALE OF HELD-TO-MATURITY SECURITIES

In the first six months of 1995, securities for three issuers which were classified as held-to-maturity were sold due to downgrades in credit quality which caused the securities to fall below West One's investment policy guidelines. The combined amortized cost was $3.4 million and a net gain of $36 thousand was recognized on the sales.

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

  September 2, 1994, Valley Commercial Bank, a two-branch $64 million bank headquartered in Clarkston, Washington, in exchange for 404,523 shares of West One Bancorp common stock.

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

OTHER EVENTS

On May 5, 1995, U. S. Bancorp entered into an Agreement and Plan of Merger (the Merger Agreement) with West One Bancorp, an Idaho corporation (West
One), pursuant to which West One will be merged with and into U. S. Bancorp (the Merger). As a result of the Merger, each outstanding share of West One's common stock, par value $1.00 per share (West One Common Stock), will be converted into 1.47 shares of U. S. Bancorp Common Stock, par value $5.00 per share (U. S. Bancorp Common Stock). The Merger is conditioned upon, among other things, approval by shareholders of U. S. Bancorp and by shareholders of West One, and upon certain regulatory approvals. The Merger is expected to be completed by year-end 1995.

As a condition to entering into the Merger Agreement, on May 6, 1995, U. S. Bancorp and West One entered into (i) a Stock Option Agreement between West One, as issuer, and U. S. Bancorp, as grantee (the West One Stock Option Agreement), pursuant to which West One granted to U. S. Bancorp the right upon the terms and subject to the conditions set forth therein, to purchase up to 19.9% of the outstanding shares of West One Common Stock at a price of $34.00 per share, and (ii) a Stock Option Agreement between U. S. Bancorp, as issuer, and West One as grantee (the U. S. Bancorp Stock Option Agreement), pursuant to which U. S. Bancorp granted to West One the right to purchase up to 19.9% of the outstanding shares of U. S. Bancorp Common Stock at a price of $28.00 per share.

In May 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 122, "Accounting for Mortgage Servicing Rights." The statement is effective for fiscal years beginning after December 15, 1995. This statement is not expected to have a material effect on West One's financial condition, results of operations, cash flows or related disclosures.

During the first quarter of 1995, West One implemented SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," SFAS No. 116, "Accounting for Contributions Received and Contributions Made" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." None of these statements had a material effect on West One's financial condition, results of operations, cash flows or related disclosures.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

PERFORMANCE SUMMARY

West One Bancorp reported net income of $28.7 million for the second quarter of 1995, the highest quarterly earnings in the Corporation's history and an 11% increase from the $25.9 million earned in the second quarter of 1994. Fully diluted net income per share was $.75 for the quarter compared to $.69 for the same quarter last year. Loan growth and lower credit related costs contributed to the earnings improvement in the current quarter. West One earned a return on average assets of 1.31% and a return on average shareholders' equity of 15.87% in the second quarter of 1995.

The regional economy served by West One Bancorp expanded during the second quarter of 1995 but at a slower pace than recently experienced. Employment conditions remained exceptionally strong in Utah as nonfarm jobs increased 5.8% in the twelve months ended May 1995. Annual rates of job growth in Idaho, Oregon and Utah ranked each of the states in the top ten nationally based on percentage change. Continued staff reductions in Washington's important aerospace industry resulted in modest job growth; however, Washington's nonmanufacturing sector created 63,000 jobs in the last twelve months. Although residential construction slowed in the second quarter, housing permit activity improved in all four states following lows posted in March and April, as home buyers responded to lower interest rates.


NET INTEREST INCOME AND MARGIN

Taxable equivalent net interest income was $96.6 million in the second quarter of 1995, up $6.7 million or 7% from the same period of last year. Earning assets averaged $8.1 billion during the quarter, an 11% increase from the same quarter in 1994. Average loans increased 13% over the same period due to growth in all four states and in commercial, agricultural, real estate and consumer loans. Net interest margin was 4.81% in the second quarter of 1995 compared to 4.98% in the same quarter of last year due to a shift in funding mix from transaction and savings accounts to higher cost certificates of deposit and long-term debt. Loans increased at an annualized rate of 15% from the first quarter to the second quarter of 1995. Taxable equivalent net interest income for the first six months of 1995 totaled $191.7 million, an increase of 9% from the same period in 1994.

As previously announced, West One repurchased shares of common stock during the second quarter of 1995 to obtain the shares required for the conversion of 7.75% convertible subordinated debentures due 2006 and callable July 1, 1995. The repurchased shares resulted in treasury stock of 2.3 million shares at June 30, 1995.

ASSET QUALITY

West One provided $3.3 million for credit losses and incurred $2.5 million in net charge-offs for the second quarter of 1995. Net charge-offs amounted to .16% of average loans during this period. During the second quarter of 1994, West One provided $3.8 million for credit losses and net charge-offs totaled .20% of average loans. Nonperforming assets totaled $20.9 million at June 30, 1995 compared to $23.4 million a year ago. Nonperforming assets represented .23% of total assets and .33% of loans and other real estate owned at June 30, 1995 compared to .29% and .41%, respectively, a year ago. Accruing loans past due 90 days or more, a precursor of problem loans, totaled only $1.3 million at June 30, 1995. The allowance for credit losses was $83.0 million at June 30, 1995, up 6% from $78.2 million a year ago. Credit loss allowance coverage of nonperforming loans was 467% at June 30, 1995. For the six months ended June 30, 1995, West One provided $6.5 million for credit losses compared to $7.8 million for the first six months of 1994. Net charge-offs to average loans declined to .17% for the current year-to-date period from .19% for the comparable period last year.


NONINTEREST INCOME AND EXPENSE

Noninterest income was $33.5 million in the second quarter of 1995, up 11% from the second quarter of 1994. Results for the current quarter included a $1.7 million nonrecurring gain on the sale of real estate servicing rights. Interest on a federal income tax settlement of $1.7 million was reported in the second quarter of 1994. Noninterest income for the six months ended June 30, 1995 totaled $62.5 million and exceeded the prior year by 11%.

Noninterest expense increased 9% to $79.4 million in the second quarter of 1995 and 9% to $156.3 million in the first six months of 1995 compared to the corresponding periods. Outside services included $1.3 million of investment banker fees related to the merger agreement with U.S. Bancorp announced in May 1995.

CAPITAL ADEQUACY

Shareholders' equity was $692 million at June 30, 1995, a 6% increase from a year ago. Capital adequacy levels established by the Federal Reserve Board require minimum leverage, tier one and total capital ratios of 3%, 4% and 8%, respectively. In addition, regulators deem a financial institution "well capitalized", the highest rating available, when leverage, tier one and total capital ratios total at least 5%, 6% and 10%, respectively. West One's leverage, tier one and total capital ratios were 7.40%, 9.19% and 10.96%, respectively, at June 30, 1995.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibit 11 - Statement regarding computation of per share earnings.

            Exhibit 27 - Financial Data Schedule.

      (b) Reports on Form 8-K - No reports were filed on Form 8-K for the quarter ended June 30, 1995.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              WEST ONE BANCORP

Date:    August 14, 1995



                                  /s/  Scott M. Hayes
                               Executive Vice President and
                                Chief Financial Officer



                                  /s/  Jim A. Peterson
                                  Senior Vice President
                                     and Controller
                              (Principal Accounting Officer)