Form 10-Q/A
period 1995-06-30
WEST ONE BANCORP
filed 1995-10-02
CIK 351155

FORM 10-Q/A

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

                                Page 1

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              WEST ONE BANCORP

Date:    October 2, 1995



                                  /s/  Scott M. Hayes
                               Executive Vice President and
                                Chief Financial Officer



                                  /s/  Jim A. Peterson
                                  Senior Vice President
                                     and Controller
                              (Principal Accounting Officer)