Form 10-Q
period 1995-09-30
WEST ONE BANCORP
filed 1995-11-13
CIK 351155

                                 FORM 10-Q

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549

(Mark One)

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR (15d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995

                                     OR

 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to _____________________

                        Commission file number 0-9876

                              WEST ONE BANCORP

              IDAHO                                    82-0362647
-----------------------------------     ----------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

  101 SOUTH CAPITOL BOULEVARD,  P.O. BOX 8247,  BOISE, IDAHO          83733
--------------------------------------------------------------    --------------
         (Address of principal executive offices)                   (Zip Code)

                              (208) 383-7000
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X       No
                                    -----        -----

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

     At October 31, 1995, 37,006,565 shares of the registrant's common stock, $1 par value, were outstanding.

                     EXHIBIT INDEX IS LOCATED ON PAGE 10

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
WEST ONE BANCORP AND SUBSIDIARIES

--------------------------------------------------------------------------------------------------------------------------
                                                                                September 30,                 December 31,
Dollars in thousands                                                      1995                 1994               1994
--------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                $  524,887           $  512,807         $  632,577
Federal funds sold, securities purchased under agreements to
   resell and other                                                       237,043               61,117            112,516
--------------------------------------------------------------------------------------------------------------------------
Securities:
   Available for sale                                                   1,165,851            1,040,237          1,139,765
   Held to maturity                                                       602,386              600,329            581,155
--------------------------------------------------------------------------------------------------------------------------
Total securities                                                        1,768,237            1,640,566          1,720,920
--------------------------------------------------------------------------------------------------------------------------
Loans:
   Real estate - mortgage                                               2,275,204            2,085,354          2,207,247
   Real estate - construction                                             351,265              298,185            319,228
   Commercial and agricultural                                          2,423,344            2,176,550          2,205,459
   Consumer                                                             1,238,638            1,123,140          1,172,616
   Leases                                                                 175,361              156,228            160,873
--------------------------------------------------------------------------------------------------------------------------
Total loans                                                             6,463,812            5,839,457          6,065,423
Allowance for credit losses                                               (83,094)             (79,417)           (81,757)
--------------------------------------------------------------------------------------------------------------------------
Net loans                                                               6,380,718            5,760,040          5,983,666
--------------------------------------------------------------------------------------------------------------------------
Premises and equipment                                                    123,867              124,992            128,506
Interest receivable                                                        73,311               61,512             66,605
Other assets                                                              136,440              147,066            147,909
--------------------------------------------------------------------------------------------------------------------------
Total assets                                                           $9,244,503           $8,308,100         $8,792,699
==========================================================================================================================
LIABILITIES
Deposits:
   Noninterest bearing                                                 $1,437,361           $1,335,355         $1,397,843
   Interest bearing demand                                                687,129              714,385            749,755
   Regular and money market savings                                     2,030,400            2,063,256          2,086,718
   Time certificates under $100,000                                     1,983,221            1,688,429          1,755,013
   Time certificates $100,000 and over                                    938,869              757,598            821,553
--------------------------------------------------------------------------------------------------------------------------
Total deposits                                                          7,076,980            6,559,023          6,810,882
Federal funds purchased and securities sold under agreements
   to repurchase                                                          462,013              458,917            804,161
Other short-term borrowings                                               526,565              326,794            122,153
Long-term debt                                                            315,887              188,044            253,073
Other liabilities                                                         104,176               90,956             86,661
--------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                       8,485,621            7,623,734          8,076,930
--------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Common stock - $1.00 par value; 75,000,000 shares authorized;
   36,922,837,  35,555,744 and 36,745,368 shares issued                    36,923               35,556             36,745
Capital surplus                                                           290,191              320,950            327,879
Retained earnings                                                         430,087              333,228            364,041
Unrealized gain (loss) on securities, net of tax                            1,681               (5,368)           (12,896)
--------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                758,882              684,366            715,769
--------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                             $9,244,503           $8,308,100         $8,792,699
==========================================================================================================================

    The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
WEST ONE BANCORP AND SUBSIDIARIES

------------------------------------------------------------------------------------------------------------------------------------
                                                   For the quarter ended September 30,    For the nine months ended September 30,
Dollars in thousands except per share data                   1995         1994                  1995             1994
------------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans                                                      $149,832      $122,203              $432,891         $341,245
Short-term investments                                        2,103           586                 4,801            2,008
Interest and dividends on securities:
   United States Treasury and Government
     agencies                                                13,147         8,662                35,794           22,954
   State and municipal bonds                                  7,995         7,770                23,126           22,484
   Mortgage-backed securities                                 4,298         3,900                12,098           11,280
   Other                                                      2,445         2,158                 7,024            7,251
------------------------------------------------------------------------------------------------------------------------------------
Total interest income                                       179,820       145,279               515,734          407,222
------------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Deposits                                                     66,574        46,970               189,268          126,284
Federal funds purchased and securities sold
  under agreements to repurchase                              7,951         5,983                24,029           14,856
Other short-term borrowings                                   5,944         2,810                11,853            7,885
Long-term debt                                                4,847         2,230                14,575            5,805
------------------------------------------------------------------------------------------------------------------------------------
Total interest expense                                       85,316        57,993               239,725          154,830
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                          94,504        87,286               276,009          252,392
Provision for credit losses                                   2,828         3,046                 9,298           10,822
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after  provision for credit
  losses                                                     91,676        84,240               266,711          241,570
------------------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
Trust fees and commissions                                    3,685         3,526                11,182           10,872
Service charges on deposit accounts                          10,847        10,171                31,286           29,068
Other service charges, fees and commissions                  16,046        12,897                44,873           35,438
Other                                                         6,791         2,128                12,663           10,231
Gain (loss) on sale of securities                               111          (327)                  (37)            (812)
------------------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                     37,480        28,395                99,967           84,797
------------------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
Employee compensation and benefits                           41,686        36,385               118,430          105,424
Outside services                                              9,970         8,132                28,639           23,708
Equipment                                                     5,524         5,075                16,626           16,179
Net occupancy                                                 5,577         5,356                16,322           15,101
Insurance and miscellaneous taxes                             1,379         4,932                11,556           14,395
Marketing                                                     2,776         2,514                 7,919            7,456
Postage and courier                                           2,738         2,442                 8,200            7,187
Supplies                                                      1,745         1,767                 5,568            5,425
Telephone                                                     1,902         2,020                 5,862            5,616
Other                                                         6,353         5,874                16,783           17,326
------------------------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                    79,650        74,497               235,905          217,817
------------------------------------------------------------------------------------------------------------------------------------
Income before taxes                                          49,506        38,138               130,773          108,550
Provision for income taxes                                   16,634        11,077                40,885           32,651
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                 $ 32,872      $ 27,061              $ 89,888         $ 75,899
====================================================================================================================================
Primary earnings per share                                 $    .90      $    .76              $   2.44         $   2.14
Fully diluted earnings per share                                .88           .72                  2.35             2.03
Dividends declared per share                                    .22           .18                   .66              .54
====================================================================================================================================


    The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
WEST ONE BANCORP AND SUBSIDIARIES

--------------------------------------------------------------------------------------------------------
                                                                 For the nine months ended September 30,
Dollars in thousands                                                      1995              1994
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                            $  89,888           $  75,899
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Provision for credit losses                                            9,298              10,822
   Depreciation of premises and equipment                                13,230              12,193
   Amortization and accretion of premiums and discounts                   7,639               8,483
   Amortization of intangible and other assets                            8,350               8,595
   Originations of real estate loans held for sale                     (228,898)           (220,808)
   Proceeds from real estate and other loans sold                       249,772             248,046
   Net gain on sale of real estate and other loans                       (7,326)             (2,740)
   Net loss on sale of securities                                            37                 813
   Purchase of trading account securities                               (90,752)            (68,271)
   Sale of trading account securities                                    90,624              68,881
Change in assets and liabilities:
   Interest receivable                                                   (6,706)            (10,191)
   Other assets                                                          (3,377)             (5,759)
   Other liabilities                                                     18,439                 999
--------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                               150,218             126,962
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Change in short-term investments, maturities less than 90 days         (124,262)            (36,702)
Purchase of securities available for sale                              (456,928)           (481,190)
Maturity of securities available for sale                               251,449             263,157
Sale of securities available for sale                                   197,689             253,218
Purchase of securities held to maturity                                 (51,402)            (62,538)
Maturity of securities held to maturity                                  25,233              25,564
Sale of securities held to maturity                                       3,894                   -
Change in net loans and leases                                         (421,926)           (481,977)
Purchase of premises and equipment                                       (8,549)            (12,564)
Sale of premises and equipment                                              158                 228
Additions to intangible assets                                           (6,517)             (8,984)
Sale of other real estate owned                                           5,046               6,016
Cash provided by acquisitions                                             4,342             175,874
--------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                  (581,773)           (359,898)
--------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
WEST ONE BANCORP AND SUBSIDIARIES

-----------------------------------------------------------------------------------------------------------------------
                                                                                For the nine months ended September 30,
Dollars in thousands                                                                1995                       1994
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in deposits                                                                  261,348                     349,340
Change in short-term borrowings, maturities less than 90 days                      (139,904)                   (106,069)
Proceeds from short-term borrowings                                                 229,871                      37,324
Payments on short-term borrowings                                                   (28,816)                    (44,912)
Additions to long-term debt                                                         142,556                      80,000
Payments on long-term debt                                                          (29,864)                     (8,309)
Proceeds from issuance of common stock                                                3,375                       6,844
Repurchase of common stock                                                          (90,897)                          -
Cash dividends paid                                                                 (23,804)                    (18,859)
-----------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                           323,865                     295,359
-----------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and due from banks                                 (107,690)                     62,423
Cash and due from banks - January 1                                                 632,577                     450,384
-----------------------------------------------------------------------------------------------------------------------
Cash and due from banks - September 30                                            $ 524,887                   $ 512,807
=======================================================================================================================
SUPPLEMENTAL INFORMATION:
Interest paid                                                                     $ 234,005                   $ 150,981
Income taxes paid                                                                    36,340                      39,436

NONCASH ACTIVITIES:
Redemption of convertible subordinated debentures with treasury stock                49,883                           -
Loans held for sale transferred to the loan portfolio                                24,715                      22,772
Loan charge-offs                                                                     14,617                      13,861
Transfer of loans to other real estate owned                                          2,133                       8,256
Tax benefit of stock options exercised                                                  582                         829
Dividends declared not paid                                                           8,123                       6,400
Acquisitions:
   Securities and short-term investments                                                  -                      52,199
   Net loans                                                                              -                      41,601
   Premises and equipment                                                               250                       2,028
   Intangible assets                                                                    161                      11,249
   Other assets, net                                                                      -                          54
   Deposits                                                                           4,750                     272,636
   Equity                                                                                 -                      10,369

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

MERGER WITH U.S. BANCORP

On May 5, 1995, U. S. Bancorp entered into an Agreement and Plan of Merger (the Merger Agreement) with West One Bancorp, an Idaho corporation (West One), pursuant to which West One will be merged with and into U. S. Bancorp (the Merger). As a result of the Merger, each outstanding share of West One's common stock, par value $1.00 per share (West One Common Stock), will be converted into 1.47 shares of U. S. Bancorp Common Stock, par value $5.00 per share (U. S. Bancorp Common Stock). The Merger Agreement was approved by the shareholders of West One Bancorp and U.S. Bancorp on October 3, 1995. The Merger is subject to approval by certain regulatory agencies and is expected to be completed by year-end 1995 as a pooling of interests.

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

RECLASSIFICATION

Certain reclassifications of 1994 amounts were made to conform with the 1995 presentation, none of which affects previously reported net income.

SALE OF HELD-TO-MATURITY SECURITIES

In the first nine months of 1995, held-to-maturity securities of four issuers were sold because downgrades in credit quality caused the securities to fall below West One's investment policy guidelines. The combined amortized cost of the securities sold was $3.8 million and a net gain of $50 thousand was realized on the sales.

ACQUISITIONS

West One acquired the financial institutions listed below in transactions accounted for as poolings of interests. The acquisitions were not material to West One's financial position, results of operations and cash flows and prior year financial statements have not been restated.

- November 10, 1994, National Security Bank with assets of $132 million in exchange for 1,101,832 shares of West One Common Stock.

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

OTHER EVENTS

During the third quarter of 1995, West One called and redeemed outstanding 7.75% convertible subordinated debentures due 2006 with $77 million of treasury stock purchased during the second quarter of 1995.

In May 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 122, "Accounting for Mortgage Servicing Rights" which becomes effective in 1996. During the first quarter of 1995, West One implemented SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," SFAS No. 116, "Accounting for Contributions Received and Contributions Made" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." None of these statements have had or is expected to have a material effect on West One's financial condition, results of operations, cash flows or related disclosures.

ITEM 2.  MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS

PERFORMANCE SUMMARY

West One Bancorp reported net income of $32.9 million for the third quarter of 1995, the highest quarterly earnings in the Corporation's history and a 21% increase from the $27.1 million earned in the third quarter of 1994. Fully diluted net income per share was $.88 for the quarter compared to $.72 for the same quarter last year. West One earned a return on average assets of 1.43% and a return on average shareholders' equity of 18.04% in the third quarter of 1995 compared to 1.32% and 16.04%, respectively, in the same quarter last year.

The regional economy served by West One Bancorp expanded during the third quarter of 1995, but at a slower pace than recently experienced. Employment conditions remained exceptionally strong in Utah and improved significantly in Oregon during the current quarter. Washington's employment picture was mixed as job reductions continued in the aerospace industry and at the Hanford nuclear site; however, a net additional 45,000 jobs were created over the past twelve months. Employment growth continued in Idaho but at lower rates than experienced in previous quarters. The agricultural sector in the Northwest is benefiting from higher potato and wheat prices, but is experiencing cyclical lows in cattle prices.

NET INTEREST INCOME AND MARGIN

Taxable equivalent net interest income was $99.7 million in the third quarter of 1995, up $7.1 million or 8% from the same period last year. Earning assets averaged $8.4 billion during the quarter, a 13% increase over the same quarter in 1994. Average loans increased 12% over the same period due to growth in all four states and in commercial, agricultural, real estate and consumer loans. Net interest margin was 4.74% in the third quarter of 1995 compared to 4.96% in the same quarter of last year primarily due to a shift in funding mix from transaction and savings accounts to higher cost certificates of deposit and long-term debt. Average loans increased at an annualized rate of 12% from the second quarter to the third quarter of 1995. Taxable equivalent net interest income for the first nine months of 1995 totaled $291.4 million, an increase of 9% from the same period in 1994.

ASSET QUALITY

West One provided $2.8 million for credit losses and incurred an equal amount in net charge-offs for the third quarter of 1995. Net charge-offs were .17% of average loans during this period. During the third quarter of 1994, West One provided $3.0 million for credit losses and net charge-offs totaled $2.5 million or .18% of average loans. Nonperforming assets continued to improve, declining to $19.8 million at September 30, 1995 from $26.4 million a year ago and $20.9 million at June 30, 1995. Nonperforming assets represented .21% of total assets and .31% of loans and other real estate owned at September 30, 1995 compared to
 .32% and .45%, respectively, a year ago. The allowance for credit losses was $83.1 million at September 30, 1995, up 5% from $79.4 million a year ago. Credit loss allowance coverage of nonperforming loans was 488% at September 30, 1995 compared to 407% a year ago. For the nine months ended September 30, 1995, West One provided $9.3 million for credit losses compared to $10.8 million for the first nine months of 1994. Net charge-offs to average loans declined to

 .17% for the current year-to-date period from .19% for the comparable period last year.

NONINTEREST INCOME AND EXPENSE

Noninterest income was $37.5 million in the third quarter of 1995, 32% higher than the third quarter of 1994. Results for the current quarter included a $1.6 million gain on the sale of student loans. Income from the sale of real estate loans and servicing rights exceeded the prior year's quarter by $2.4 million primarily as a result of declining interest rates. The remaining 18% increase in noninterest income was due primarily to increased bankcard income, service charges on deposit accounts and lease residual income. Noninterest income for the nine months ended September 30, 1995 totaled $100.0 million and exceeded the prior year by 18%.

Noninterest expense increased 7% to $79.7 million in the third quarter of 1995 and 8% to $235.9 million in the first nine months of 1995 compared to the corresponding periods in 1994. Expenses in the current quarter included $1.7 million related directly to the pending merger with U.S. Bancorp announced in May 1995. Incentive compensation and employee benefit liabilities also contributed to increased expenses in the current quarter. A refund of $3.9 million due to a retroactive adjustment in FDIC insurance rates reduced expenses. The efficiency ratio was 58.11% for the third quarter of 1995, a decline from 61.40% in the prior year's quarter.

CAPITAL ADEQUACY

Shareholders' equity was $759 million at September 30, 1995, an 11% increase from a year ago. Equity represented 8.21% of assets at September 30, 1995 compared to 8.24% a year ago. During the third quarter of 1995, West One called and redeemed outstanding 7.75% convertible subordinated debentures due 2006 with $77 million of treasury stock purchased during the second quarter of 1995.

Capital adequacy levels established by the Federal Reserve Board require minimum leverage, Tier one and total capital ratios of 3%, 4% and 8%, respectively. In addition, regulators deem a financial institution "well capitalized," the highest rating available, when leverage, Tier one and total capital ratios total at least 5%, 6% and 10%, respectively. West One's leverage, Tier one and total capital ratios were 7.91%, 9.93% and 11.09%, respectively, at September 30, 1995.

On May 8, 1995, West One Bancorp and U.S. Bancorp signed a definitive agreement to merge under the U.S. Bancorp name. The combination will result in the largest banking institution headquartered in the Northwest with approximately $30 billion in assets. Shareholders of West One Bancorp and U.S. Bancorp approved the merger on October 3, 1995. Subject to final regulatory approvals, the merger is expected to be completed by the end of 1995 as a pooling of interests.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            On October 3, 1995, a special meeting of shareholders of West One Bancorp was held for the purpose of voting on the approval and adoption of the Agreement and Plan of Merger between U.S. Bancorp and West One Bancorp. The results of the vote were as follows:

            In favor          28,010,843
            Against            1,426,085
            Non-votes          6,592,495
            Abstentions          147,645

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibit 11 - Statement regarding computation of per share earnings.

            Exhibit 27 - Financial Data Schedule.

      (b) Reports on Form 8-K - No reports were filed on Form 8-K for the quarter ended September 30, 1995.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              WEST ONE BANCORP

Date:    November 9, 1995

                                  /s/  Scott M. Hayes
                              ----------------------------
                                     Scott M. Hayes
                              Executive Vice President and
                                Chief Financial Officer

                                  /s/  Jim A. Peterson
                              ----------------------------
                                     Jim A. Peterson
                                  Senior Vice President
                                     and Controller
                              (Principal Accounting Officer)